Form 10-Q
period 2013-12-31
Home Bancorp Wisconsin, Inc.
filed 2014-03-28
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 333-189668

Home Bancorp Wisconsin, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-3383278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3762 East Washington Avenue, Madison, Wisconsin	53704
(Address of Principal Executive Offices)	Zip Code

(608) 282-6000

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of March 27, 2014.

Home Bancorp Wisconsin, Inc.

Form 10-Q

EXPLANATORY NOTE

Home Bancorp Wisconsin, Inc., a Maryland corporation (the “Company”), was formed on May 31, 2013 to serve as the stock holding company for Home Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of December 31, 2013, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Savings Bank and Subsidiary

Condensed Consolidated Balance Sheets

December 31, 2013 (Unaudited) and September 30, 2013

(Dollars in Thousands)

	December 31, 2013	September 30, 2013
Assets

Cash and due from banks	$5,619	$6,270
Interest-bearing deposits	705	5,382

Cash and cash equivalents	6,324	11,652
Other interest-bearing deposits	5,443	5,245
Securities available for sale	7,500	6,856
Securities held to maturity (fair value of $2,438 and $2,505 for December 31, 2013 and September 30, 2013, respectively)	2,441	2,494
Loans held for sale	145	—
Loans, net of allowance for loan losses of $1,190 and $1,146 for December 31, 2013 and September 30, 2013, respectively	80,835	77,116
Premises and equipment, net	5,518	5,633
Foreclosed assets	1,000	1,006
Cash value of life insurance	3,176	3,155
Federal Home Loan Bank stock	652	652
Other assets	1,631	1,398

TOTAL ASSETS	$114,665	$115,207

Liabilities and Equity

Liabilities:
Demand deposits	$28,043	$26,032
Money market and savings deposits	41,709	43,416
Time deposits	29,960	30,684

Total deposits	99,712	100,132
Advance payments by borrowers for taxes and insurance	620	772
Federal funds purchased	—	304
Borrowed funds	5,000	5,500
Other liabilities	2,293	1,229

Total liabilities	107,625	107,937

Equity:
Retained earnings	7,050	7,266
Accumulated other comprehensive income (loss)	(10)	4

Total equity	7,040	7,270

TOTAL LIABILITIES AND EQUITY	$114,665	$115,207

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012

Interest and dividend income:
Loans, including fees	$891	$1,083
Interest-bearing deposits	26	32
Securities	58	12

Total interest and dividend income	975	1,127

Interest expense:
Deposits	90	153
Borrowed funds	49	64

Total interest expense	139	217

Net interest income	836	910
Provision for loan losses	51	344

Net interest income after provision for loan losses	785	566

Noninterest income:
Service fees	74	71
Mortgage banking income	7	155
Net loss on sale of securities	—	(14)
Increase in cash value of life insurance	21	24
Net gain on sale of premises and equipment	16	35
Rental income	26	25
Other	5	5

Total noninterest income	149	301

Noninterest expense:
Compensation and employee benefits	$521	516
Occupancy and equipment	175	201
Data processing and office expense	234	210
Foreclosed assets, net	23	27
Advertising and promotions	65	44
Professional fees	35	26
Examinations and assessments	43	49
Other	54	83

Total noninterest expense	1,150	1,156

Loss before income taxes	(216)	(289)
Income tax benefit	—	(78)

Net income (loss)	$(216)	$(211)

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended December 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012

Net income (loss)	$(216)	$(211)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	(14)	(21)
Reclassification adjustment for losses realized in net income	—	14
Income tax effect	—	2

Net unrealized gain (loss) on securities	(14)	(5)

Other comprehensive income (loss), net of tax	(14)	(5)

Comprehensive income (loss)	$(230)	$(216)

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Changes in Equity

Three Months Ended December 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at October 1, 2012	$10,004	$32	$10,036

Net loss	(211)	—	(211)

Other comprehensive loss	—	(5)	(5)

Balance at December 31, 2012	9,793	27	9,820

Balance at October 1, 2013	7,266	4	7,270

Net loss	(216)	—	(216)

Other comprehensive loss	—	(14)	(14)

Balance at December 31, 2013	$7,050	$(10)	$7,040

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(216)	$(211)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66	64
Net amortization of premiums and discounts	4	1
Provision for loan losses	51	344
Gain on sale of premises and equipment	(16)	(35)
Net loss on foreclosed assets	—	46
Increase in cash surrender value	(21)	(24)
Deferred tax provision	—	(161)
Changes in operating assets and liabilities:
Loans held for sale	(145)	(5,634)
Other assets	(233)	110
Other liabilities	1,080	(17)

Total adjustments	786	(5,306)

Net cash provided by operating activities	570	(5,517)

Cash flows from investing activities:
Net increase in other interest-bearing deposits	(195)	(117)
Purchases of securities available for sale	(846)	—
Proceeds from maturities, prepayments, and calls of securities available for sale	181	145
Proceeds from maturities, prepayments, and calls of securities held to maturity	53	1
Net (increase) decrease in loans	(3,770)	342
Proceeds from sale of foreclosed assets	6	268
Proceeds from sale of premises and equipment	78	—
Capital expenditures	(29)	(52)

Net cash provided by (used in) investing activities	(4,522)	587

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended December 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from financing activities:
Net decrease in deposits	$(420)	$(300)
Net increase in advance payments by borrowers for taxes and insurance	(152)	(431)
Net increase in federal funds purchased	(304)	—
Repayments of borrowed funds	(500)	(1,000)

Net cash used in financing activities	(1,376)	(1,731)

Net increase (decrease) in cash and cash equivalents	(5,328)	(6,661)
Cash and cash equivalents at beginning	11,652	24,280

Cash and cash equivalents at end	$6,324	$17,619

Supplemental cash flow information:
Cash paid during the year for interest	$158	$219

The accompanying notes are an integral part of these financial statements.

Home Savings Bank

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Financial Statement Presentation

The unaudited financial statements include the accounts of Home Savings Bank (the “Bank”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Bank as of December 31, 2013 and September 30, 2013, and the results of its operations, comprehensive income (loss), equity and cash flows for the three months ended December 31, 2013 and 2012. These financial statements should be read in conjunction with the financial statements of the Bank for the year ended September 30, 2013 included as part of Home Bancorp Wisconsin, Inc.’s Prospectus dated February 11, 2014 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2014 (the “Prospectus”).

The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Prospectus.

Note 2: New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The primary purpose of this new guidance is to clarify, for residential mortgage loans, when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan. This new accounting standard is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not believe this will have a significant impact on its financial statements.

Note 3. Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2013

Securities available for sale:
U.S. agency notes	$2,000	$2	$25	$1,977
U.S. agency pass-through	5,510	37	24	5,523

Total securities available for sale	$7,510	$39	$49	$7,500

Securities held to maturity:
U.S. agency notes	$500	$—	$9	$491
U.S. agency pass-through	1,941	12	6	1,947

Total securities held to maturity	$2,441	$12	$15	$2,438

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2013

Securities available for sale:
U.S. agency notes	$2,000	$3	$13	$1,990
U.S. agency pass-through	4,852	28	14	4,866

Total securities available for sale	$6,852	$31	$27	$6,856

Securities held to maturity:
U.S. agency notes	$500	$—	$3	$497
U.S. agency pass-through	1,994	14	—	2,008

Total securities held to maturity	$2,494	$14	$3	$2,505

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

Note 4. Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due. When loans are placed on nonaccrual or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Management regularly evaluates the allowance for loan losses using the Bank’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

A loan is impaired when, based on current information, it is probable that the Bank will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

The following table presents total loans by portfolio segment and class of loan as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013

Commercial:
Commercial and industrial	$1,798	$1,557
Commercial real estate	18,422	17,022
Multifamily real estate	11,060	10,474
Construction	1,110	1,387
Residential real estate:
One- to four-family residential	37,200	35,436
Second mortgage	10,275	10,374
Consumer	2,492	2,392

Subtotals	82,357	78,642
Allowance for loan losses	(1,190)	(1,146)
Net deferred loan expenses	(19)	(23)
Undisbursed loan proceeds	(313)	(357)

Loans, net	$80,835	$77,116

Analysis of the allowance for loan losses for the quarters ended December 31, 2013 and 2012, follows:

	Commercial	Residential	Consumer	Totals

Balance at October 1, 2012	$824	$263	$42	$1,129
Provision for loan losses	286	75	(17)	344
Loans charged off	(320)	(35)	(2)	(357)
Recoveries of loans previously charged off	—	—	1	1

Balance at December 31, 2012	790	303	24	1,117

Balance at September 30, 2013	$637	$480	$29	$1,146
Provision for loan losses	18	33	—	51
Loans charged off	(1)	(7)	(1)	(9)
Recoveries of loans previously charged off	1	—	1	2

Balance at December 31, 2013	$655	$506	$29	$1,190

Allowance for loan losses at December 31, 2013:
Individually evaluated for impairment	$104	$145	$—	$249
Collectively evaluated for impairment	551	361	29	941

Totals	$655	$506	$29	$1,190

Allowance for loan losses at September 30, 2013:
Individually evaluated for impairment	$109	$137	$—	$246
Collectively evaluated for impairment	528	343	29	900

Totals	$637	$480	$29	$1,146

Analysis of the allowance for loan losses for the quarters ended December 31, 2013 and September 30, 2013, follows:

	Commercial	Residential	Consumer	Totals

Loans at December 31, 2013:
Individually evaluated for impairment	$818	$1,394	$—	$2,212
Collectively evaluated for impairment	31,572	46,081	2,492	80,145

Totals	$32,390	$47,475	$2,492	$82,357

Loans at September 30, 2013:
Individually evaluated for impairment	$831	$1,403	$—	$2,234
Collectively evaluated for impairment	29,609	44,407	2,392	76,408

Totals	$30,440	$45,810	$2,392	$78,642

Information regarding impaired loans as of December 31, 2013, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$91	$91	N/A	$127	$—
Commercial real estate	560	560	N/A	564	11
Construction	—	—	N/A	—	—
One- to four- family	613	613	N/A	615	6

Totals	1,264	1,264	N/A	1,306	17

Loans with an allowance for loan losses:
Commercial and industrial	87	87	86	88	—
Commercial real estate	—	—	—	—	—
Construction	80	80	18	80	1
One- to four- family	781	781	145	783	7

Totals	948	948	249	751	8

Grand totals	$2,212	$2,212	$249	$2,057	$25

Information regarding impaired loans as of September 30, 2013, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$91	$91	N/A	$132	$—
Commercial real estate	567	567	N/A	579	35
One- to four- family	758	758	N/A	1,019	39

Totals	1,416	1,416	N/A	1,730	74

Loans with an allowance for loan losses:
Commercial and industrial	93	93	93	101	—
Construction	80	80	16	81	4
One- to four- family	645	645	137	558	30

Totals	818	818	246	740	34

Grand totals	$2,234	$2,234	$246	$2,470	$108

No additional funds are committed to be advanced in connection with impaired loans.

The Bank regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

Commercial loans are generally evaluated using the following internally prepared ratings:

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectibility of the contractual loan payments is highly probable.

“Special mention/watch” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectibility of the contractual loan payments is still probable.

“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectibility of the contractual loan payments is unlikely.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of December 31, 2013 and September 30, 2013, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

December 31, 2013

Commercial and industrial	$1,427	$193	$178	$—	$1,798
Commercial real estate	15,636	2,225	561	—	18,422
Multifamily real estate	11,060	—	—	—	11,060
Construction	640	470	—	—	1,110

Totals	$28,763	$2,888	$739	$—	$32,390

September 30, 2013

Commercial and industrial	$1,182	$191	$184	$—	$1,557
Commercial real estate	12,808	3,707	507	—	17,022
Multifamily real estate	10,474	—	—	—	10,474
Construction	912	475	—	—	1,387

Totals	$25,376	$4,373	$691	$—	$30,440

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of December 31, 2013 and September 30, 2013, follows:

	Performing	Non- performing	Totals

December 31, 2013

One- to four- family	$36,724	$476	$37,200
Second mortgage	10,180	95	10,275
Consumer	2,490	2	2,492

Totals	$49,394	$573	$49,967

September 30, 2013

One- to four- family	$35,059	$377	$35,436
Second mortgage	10,247	127	10,374
Consumer	2,392	—	2,392

Totals	$47,698	$504	$48,202

Loan aging information as of December 31, 2013, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$50	$179	$229
One- to four- family	1,046	476	1,522
Second mortgage	72	95	167
Consumer	3	2	5

Totals	$1,171	$752	$1,923

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$229	$1,569	$1,798	$—	$179
Commercial real estate	—	18,422	18,422	—	—
Multifamily real estate	—	11,060	11,060	—	—
Construction	—	1,110	1,110	—	—
One- to four- family	1,522	35,678	37,200	—	476
Second mortgage	167	10,108	10,275	—	95
Consumer	5	2,487	2,492	—	2

Totals	$1,923	$80,434	$82,357	$—	$752

Loan aging information as of September 30, 2013, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$92	$93	$185
Commercial real estate	1,410	—	1,410
One- to four- family	700	377	1,077
Second mortgage	57	127	184
Consumer	3	—	3

Totals	$2,262	$597	$2,859

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$185	$1,372	$1,557	$—	$93
Commercial real estate	1,410	15,612	17,022	—	—
Multifamily real estate	—	10,474	10,474	—	—
Construction	—	1,387	1,387	—	—
One- to four- family	1,077	34,359	35,436	—	377
Second mortgage	184	10,190	10,374	—	127
Consumer	3	2,389	2,392	—	—

Totals	$2,859	$75,783	$78,642	$—	$597

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. There were no new troubled debt restructurings entered into during the three months ended December 31, 2013.

During the year ended and as of September 30, 2013, there were three new troubled debt restructurings: first, two commercial and industrial loans modified for one borrower, totaling $105; and second, a commercial real estate loan of $60. There were no changes in the principal balance as a result of these modifications.

No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended December 31, 2013 and the twelve months ended September 30, 2013.

Note 5. Regulatory Capital Ratios

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.

As of December 31, 2013 and September 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2013, that management believes have changed the Bank’s category.

The Bank is operating under a Memorandum of Understanding (“Memorandum”) with the Federal Deposit Insurance Corporation (FDIC) and the State of Wisconsin Department of Financial Institutions (WDFI). The Memorandum requires that the Bank correct certain practices and conditions identified during regulatory examinations. The Memorandum provides, among other things, that the Bank increase Tier 1 capital to 8.0% of total average assets and increase total risk-based capital to 12.0% of risk-weighted assets. Failure to comply with the Memorandum could result in enforcement actions by the FDIC or the WDFI.

The Bank’s actual capital amounts and ratios as of December 31, 2013 and September 30, 2013 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

December 31, 2013

Total capital (to risk-weighted assets)	$7,964	10.9%	≥	$5,828	≥	8.0%	≥	$7,285	≥	10.0%
Tier I capital (to risk-weighted assets)	7,050	9.7%	≥	2,914	≥	4.0%	≥	4,371	≥	6.0%
Tier I capital (to average assets)	7,050	6.1%	≥	4,600	≥	4.0%	≥	5,751	≥	5.0%

September 30, 2013

Total capital (to risk-weighted assets)	$8,150	11.6%	≥	$5,636	≥	8.0%	≥	$7,044	≥	10.0%
Tier I capital (to risk-weighted assets)	7,266	10.3%	≥	2,818	≥	4.0%	≥	4,227	≥	6.0%
Tier I capital (to average assets)	7,266	6.1%	≥	4,802	≥	4.0%	≥	6,002	≥	5.0%

As a state-chartered mutual savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

December 31, 2013	$7,964	6.9%	$6,880	6.0%
September 30, 2013	8,150	7.1	6,912	6.0

Note 6. Fair Value Measurements

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Following is a brief description of each level of the fair value hierarchy:

Level 1 - Fair value measurement is based on quoted prices for identical assets or liabilities in active markets.

Level 2 - Fair value measurement is based on: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 - Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Bank’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology used for each asset measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset within the fair value hierarchy.

Securities available for sale - Securities available for sale may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage-related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

Loans - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements. Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales, are considered Level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

Foreclosed assets - Real estate and other property acquired through or in lieu of loan foreclosure are not measured at fair value on a recurring basis. However, foreclosed assets are initially measured at fair value (less estimated costs to sell) when they are acquired and may also be measured at fair value (less estimated costs to sell) if they become subsequently impaired. The fair value measurement for each asset may be obtained from an independent firm or prepared internally. Fair value measurements obtained from independent firms are generally based on sales of comparable assets and other observable market data and are considered Level 2 measurements. Fair value measurements prepared internally are based on observable market data but include significant unobservable data and are therefore considered Level 3 measurements.

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Assets - Securities available for sale	$7,500	$—	$7,500	$—

September 30, 2013:
Assets - Securities available for sale	$6,856	$—	$6,856	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31, 2013 and September 30, 2013 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013:
Loans	$699	$—	$—	$699
Foreclosed assets	$1,000	—	—	$1,000

Totals	$1,699	$—	$—	$1,699

September 30, 2013:
Loans	$572	$—	$—	$572
Foreclosed assets	1,006	—	—	1,006

Totals	$1,578	$—	$—	$1,578

Loans with a carrying amount of $948 and $818 were considered impaired and were written down to their estimated fair value of $699 and $572 as of December 31, 2013 and September 30, 2013, respectively. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $249 and $246 during the three months ended December 31, 2013 and the year ended September 30, 2013, respectively. At December 31, 2013, the loans were valued based on the value of the underlying collateral, adjusted for selling costs.

At December 31, 2013 and September 30, 2013, foreclosed assets with a fair value less estimated costs to sell of $1,000 and $1,006, respectively, were acquired through or in lieu of foreclosure.

The Bank estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of financial instruments not previously discussed.

Cash and cash equivalents - Fair value approximates the carrying value.

Other interest-bearing deposits - Fair value is estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Securities - Fair value is based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for sale - Fair value is based on commitments on hand from investors or prevailing market prices.

Loans - Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other nonperforming loans is estimated using discounted expected future cash flows or the fair value of underlying collateral, if applicable.

Federal Home Loan Bank stock - Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

Accrued interest receivable and payable - Fair value approximates the carrying value.

Cash value of life insurance - Fair value is based on reported values of the assets.

Deposits and advance payments by borrowers for taxes and insurance - Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

Federal funds purchased - Fair value approximates carrying value.

Borrowed funds - Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of these borrowings.

Off-balance-sheet instruments - Fair value is based on quoted market prices of similar financial instruments where available. If a quoted market price is not available, fair value is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparty’s credit standing. Since the estimated fair value of off-balance-sheet instruments is not material, no amounts are presented in the following schedule.

The carrying value and estimated fair value of financial instruments at December 31, 2013 and September 30, 2013 follow:

	December 31, 2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$6,324	$6,324	$—	$—
Other interest-bearing deposits	5,443	—	—	5,732
Securities available for sale	7,500	—	7,500	—
Securities held to maturity	2,441	—	2,438	—
Loans held for sale	145	—	145	—
Loans	80,835	—	—	82,505
Accrued interest receivable	420	420	—	—
Cash value of life insurance	3,176	—	—	3,176
Federal Home Loan Bank stock	652	—	652	—

Financial liabilities:
Deposits	$99,712	$—	$—	$103,483
Advance payments by borrowers for taxes and insurance	620	—	—	620
Federal funds purchased	—	—	—	—
Borrowed funds	5,000	—	—	5,429
Accrued interest payable	50	50	—	—

	September 30, 2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$11,652	$11,652	$—	$—
Other interest-bearing deposits	5,245	—	—	5,525
Securities available for sale	6,856	—	6,856	—
Securities held to maturity	2,494	—	2,505	—
Loans held for sale	—	—	—	—
Loans	77,116	—	—	78,709
Accrued interest receivable	418	418	—	—
Cash value of life insurance	3,155	—	—	3,155
Federal Home Loan Bank stock	652	—	652	—

Financial liabilities:
Deposits	$100,132	$—	$—	$103,919
Advance payments by borrowers for taxes and insurance	772	—	—	772
Federal funds purchased	304	—	—	304
Borrowed funds	5,500	—	—	5,963
Accrued interest payable	55	55	—	—

Limitations - The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Bank.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the consolidated balance sheets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 7. Plan of Conversion and Change in Corporate Form

In June 2013, the Board of Directors of the Bank adopted a plan of conversion (the “Plan”). The Plan is subject to the approval of the FDIC, Wisconsin Department of Financial Institutions, and the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company, Home Bancorp Wisconsin, Inc. (the “Company”), as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank will determine the total offering value and number of shares of the Company’s common stock to be sold in the offering based on a valuation by an independent appraiser. The Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which is expected subscribe to 8% of the common stock sold in the offering. The Company is being organized as a corporation incorporated under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The conversion will be accounted for as a change in corporate form, with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 8. Subsequent events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2013 but prior to the release of these financial statements. Based on the results of this review, subsequent to December 31, 2013, two one-to -four family loans totaling $428,000 to the same borrower that were reported as performing loans on such date became more than 90 days delinquent. As a result, such loans are expected to be reclassified as nonperforming in our next quarterly report. If these loans were reflected as non-performing as of December 31, 2013, total nonperforming loans would have been $1.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements in this report:

•	our ability to execute on our business strategy to increase our origination of multi-family residential loans, one- to four-family investment property loans, commercial real estate loans and home equity loans and lines of credit;

•	our ability to comply with the regulatory agreements we have entered into with the FDIC and the WDFI;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate de novo or acquired branches, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by the forward-looking statements in this report.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2013, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

Foreclosed Assets. Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell and are included in other assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Income Taxes and Accounting for Valuation Allowance on Deferred Tax Asset. We determine deferred tax assets and liabilities using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates that will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets.

We assessed our operating losses during fiscal 2008 through 2011 and 2013, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Total assets decreased $542,000, or 0.5%, to $114.7 million at December 31, 2013 from $115.2 million at September 30, 2013. While cash and cash equivalents decreased by $5.3 million, net loans increased by $3.7 million, loans held for sale increased by $145,000, total investment securities increased by $591,000, and other interest-bearing deposits increased by $198,000.

Net loans, excluding loans held for sale, increased by 3.7 million, or 4.8%, to $80.8 million at December 31, 2013 from $77.1 million at September 30, 2013. The increase in net loans during the three months ended December 31, 2013 was the result of a $586,000 increase in multifamily real estate loans, a $1.4 million increase in commercial real estate loans, a $1.2 million increase in one- to four-family residential mortgage loans and a $613,000 increase in one- to four-family investor mortgage loans.

Loans held for sale increased to $145,000 from no loans held for sale at September 30, 2013. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities increased $591,000, or 6.3%, to $9.9 million at December 31, 2013, as we continued to invest cash and cash equivalents in U.S. agency securities to enhance the yield on our assets. Securities available for sale increased $644,000, while securities held to maturity decreased by $53,000.

Our investment in bank-owned life insurance increased $21,000 to $3.2 million during the three months ended December 31, 2013. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Foreclosed assets decreased $6,000 to $1.0 million at December 31, 2013.

Total deposits decreased $420,000, or 0.42%, to $99.7 million at December 31, 2013 from $100.1 million at September 30, 2013. As part of our plan to reduce our reliance on certificates of deposit, we allowed higher costing certificates of deposit to run off at maturity during the quarter ended December 31, 2013. During the quarter, certificates of deposit decreased $724,000. Total core deposits increased by $304,000, as a $2.0 million increase in demand accounts was partially offset by a $1.7 million decrease in money market and savings deposits.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased by $500,000 to $5.0 million at December 31, 2013. At September 30, 2013, and December 31, 2013, we also had $304,000 and $0 of overnight federal funds, respectively.

Total equity decreased $230,000, or 3.16%, to $7.0 million at December 31, 2013 from $7.3 million at September 30, 2013. The decrease was primarily due to a $216,000 loss for the quarter ended December 31, 2013.

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and 2012

General. We recorded a net loss of $216,000 for the three months ended December 31, 2013, compared to a net loss of $211,000 for the three months ended December 31, 2012. The provision for loan losses for the quarter ended December 31, 2013 decreased by $293,000 compared to the quarter ended December 31, 2012, while noninterest expense for the same two periods decreased by $6,000. However, these improvements were partially offset by a $74,000 decrease in net interest income and a $152,000 decrease in noninterest income. During the quarter ended December 31, 2012 we had an income tax benefit of $78,000, compared to no tax benefit for the quarter ended December 31, 2013. As a result of the valuation allowance recognized against our deferred tax asset at September 30, 2013, we will not recognize a tax benefit until we have sufficient cumulative earnings to eliminate the $2.0 million deferred tax asset valuation allowance.

Net Interest Income. Net interest income decreased $74,000, or 8.13%, to $836,000 for the three months ended December 31, 2013 from $910,000 for the three months ended December 31, 2012. The decrease in net interest income resulted from a decrease of $152,000 in interest and dividend income, partially offset by a decrease of $78,000 in interest expense.

Interest and Dividend Income. Interest and dividend income decreased $152,000, or 13.5%, to $975,000 for the three months ended December 31, 2013 from $1.1 million for the three months ended December 31, 2012. The decrease resulted primarily from a $192,000 decrease in interest income on loans, partially offset by a $46,000 increase in interest and dividend income on securities.

Interest income on loans decreased $192,000, or 17.7%, to $891,000 for the quarter ended December 31, 2013 from $1.1 million for the quarter ended December 31, 2012. This decrease resulted from a 48 basis points decrease in the average yield on loans to 4.45%, and a $7.7 million decrease in the average balance of loans to $79.5 million. The average balance of loans fell as loans held for sale declined $4.6 million and we decreased our assets in an attempt to address regulatory capital concerns.

Interest and dividend income on investment securities increased by $46,000 to $58,000 for the quarter ended December 31, 2013 from $12,000 for the quarter ended December 31, 2012. The increase was due to an $8.2 million increase in the average balance of investment securities to $9.5 million for the quarter ended December 31, 2013, partially offset by a 90 basis point decrease in the average yield on investment securities to 2.38%. The average balance of investment securities increased as we began investing cash and cash equivalents in investment securities in the second half of fiscal 2013.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $78,000, or 35.9%, to $139,000 for the quarter ended December 31, 2013 from $217,000 for the quarter ended December 31, 2012. The decrease was due to a $63,000, or 41.2%, decrease in the cost of interest-bearing deposits and a $15,000, or 23.4%, decrease in the cost of borrowings.

The $63,000 decrease in interest expense from deposits was primarily the result of a $65,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $10.8 million for the quarter ended December 31, 2013 compared to the quarter ended December 31, 2012, while the average cost of such deposits decreased to 1.00% from 1.37% for the same periods, respectively.

The cost of borrowings decreased $15,000 for the quarter ended December 31, 2013, primarily due to a decline of $880,000 in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $51,000 for the three months ended December 31, 2013, compared to a provision for loan losses of $344,000 for the three months ended December 31, 2012. The allowance for loan losses was $1.2 million, or 158.24% of non-performing loans, at December 31, 2013, compared to $1.1 million, or 210.36% of non-performing loans, at December 31, 2012. The decreased provision for loan losses for the quarter ended December 31, 2013 reflects management’s view of the losses inherent in the loan portfolio. Nonperforming loan balances increased $181,000 to $752,000 from December 31, 2012 to December 31, 2013. However, the allowance for loan losses increased $73,000 despite the lower provision for loan losses due to the $349,000 decrease in net charge-offs.

Noninterest Income. Noninterest income decreased $152,000 to $149,000 for the three months ended December 31, 2013, compared to $301,000 for the three months ended December 31, 2012. The decrease was primarily due to a $148,000 decrease in mortgage banking income to $7,000 for the quarter ended December 31, 2013.

Noninterest Expense. Noninterest expense decreased $6,000, or .52%, to $1.2 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The largest components of this decrease were occupancy and equipment, which decreased by $26,000, and the cost of foreclosed assets, which decreased by $30,000. These decreases were partially offset by increases of $24,000 in data processing and office expenses, $21,000 in advertising and promotions, and $9,000 in professional fees.

Income Tax Expense. We recorded no income tax expense for the three months ended December 31, 2013 and a $78,000 tax benefit for the three months ended December 31, 2012. Although we had losses in both quarters, we recorded no tax benefit in the quarter ended December 31, 2013 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2013, we had approximately $5.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $8.0 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At December 31, 2013, we also had the ability to borrow up to $1.4 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.5 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities available for sale. Prior to March 31, 2013, we had not purchased a substantial amount of investment securities in the last few years as part of our efforts to reduce our assets and improve our capital ratios. Our loans, net of allowance for loan losses, increased $3.7 million during the three months ended December 31, 2013. Our investment securities balance has grown $8.7 million from December 31, 2012 to December 31, 2013.

Total deposits decreased $420,000 during the three months ended December 31, 2013. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2013, certificates of deposit scheduled to mature within one year totaled $18.5 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2013, our capital levels exceeded the levels required to be considered “well capitalized” under federal regulations. However, we operate under a memorandum of understanding with the WDFI and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital at a level equal to 8.0% of total average assets and total risk-based capital of 12.0% of risk-weighted assets. At December 31, 2013, our capital levels were below those required by the memorandum of understanding. At December 31, 2013, we had Tier 1 capital equal to 6.13% of total average assets and total risk-based capital equal to 10.93% of risk-weighted assets.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2013, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Prospectus dated February 11, 2014 as filed with the Securities and Exchange Commission pursuant to Securities Rule 424(b)(3) on February 21, 2014.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the period covered by this report. Based upon such evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Home Savings Bank

Part II — Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 21m, 2014. As of December 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of December 31, 2013 and September 30, 2013, (ii) the Statements of Income for the three months ended December 31, 2013 and 2012, (iii) the Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iv) the Statements of Equity for the three months ended December 31, 2013 and 2012, (v) the Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: March 28, 2014	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: March 28, 2014	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer