Form 10-Q
period 2014-03-31
Home Bancorp Wisconsin, Inc.
filed 2014-05-14
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-55183

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 13, 2014.

Home Bancorp Wisconsin, Inc.

Form 10-Q

EXPLANATORY NOTE

Home Bancorp Wisconsin, Inc., a Maryland corporation (the “Company”), was formed on May 31, 2013 to serve as the stock holding company for Home Savings Bank (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of March 31, 2014, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Savings Bank and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2014 (Unaudited) and September 30, 2013

(Dollars in Thousands)

	March 31, 2014	September 30, 2013
Assets

Cash and due from banks	$11,215	$6,270
Interest-bearing deposits	2,739	5,382

Cash and cash equivalents	13,954	11,652
Other interest-bearing deposits	5,342	5,245
Securities available for sale	6,825	6,856
Securities held to maturity (fair value of $2,411 and $2,505 for March 31, 2014 and September 30, 2013, respectively)	2,389	2,494
Loans held for sale	107	—
Loans, net of allowance for loan losses of $1,216 and $1,146 for March 31, 2014 and September 30, 2013, respectively	80,983	77,116
Premises and equipment, net	5,505	5,633
Foreclosed assets	1,000	1,006
Cash value of life insurance	3,197	3,155
Federal Home Loan Bank stock	652	652
Other assets	1,860	1,398

TOTAL ASSETS	$121,814	$115,207

Liabilities and Equity

Liabilities:
Demand deposits	$29,237	$26,032
Money market and savings deposits	48,741	43,416
Time deposits	29,285	30,684

Total deposits	107,263	100,132
Advance payments by borrowers for taxes and insurance	1,715	772
Federal funds purchased	—	304
Borrowed funds	5,000	5,500
Other liabilities	1,125	1,229

Total liabilities	115,103	107,937

Equity:
Retained earnings	6,659	7,266
Accumulated other comprehensive income	52	4

Total equity	6,711	7,270

TOTAL LIABILITIES AND EQUITY	$121,814	$115,207

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Operations

Three and Six Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$883	$1,047	$1,774	$2,130
Interest-bearing deposits	22	29	48	61
Securities	56	6	114	18

Total interest and dividend income	961	1,082	1,936	2,209

Interest expense:
Deposits	84	134	174	287
Borrowed funds	44	57	93	121

Total interest expense	128	191	267	408

Net interest income	833	891	1,669	1,801
Provision for loan losses	116	51	167	395

Net interest income after provision for loan losses	717	840	1,502	1,406

Noninterest income:
Service fees	64	66	138	137
Mortgage banking income	19	200	26	355
Net loss on sale of securities	—	(1)	—	(15)
Increase in cash value of life insurance	20	22	41	46
Net gain on sale of premises and equipment	17	18	33	53
Rental income	26	26	52	51
Other	6	33	11	38

Total noninterest income	152	364	301	665

Noninterest expense:
Compensation and employee benefits	$589	666	$1,110	1,182
Occupancy and equipment	212	230	387	431
Data processing and office expense	245	217	479	427
Foreclosed assets, net	6	67	29	94
Advertising and promotions	51	58	116	102
Professional fees	39	18	74	44
Examinations and assessments	43	49	86	98
Other	75	46	129	129

Total noninterest expense	1,260	1,351	2,410	2,507

Loss before income taxes	(391)	(147)	(607)	(436)
Income tax benefit	—	(111)	—	(189)

Net income (loss)	$(391)	$(36)	$(607)	$(247)

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net income (loss)	$(391)	$(36)	$(607)	$(247)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	62	(18)	48	(39)
Reclassification adjustment for losses realized in net income	—	1	—	15
Income tax effect	—	6	—	8

Net unrealized gain (loss) on securities	62	(11)	48	(16)

Other comprehensive income (loss), net of tax	62	(11)	48	(16)

Comprehensive income (loss)	$(329)	$(47)	$(559)	$(263)

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Changes in Equity

Six Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at October 1, 2012	$10,004	$32	$10,036

Net loss	(247)	—	(247)

Other comprehensive loss	—	(16)	(16)

Balance at March 31, 2013	9,757	16	9,773

Balance at October 1, 2013	7,266	4	7,270

Net loss	(607)	—	(607)

Other comprehensive income	—	48	48

Balance at March 31, 2014	$6,659	$52	$6,711

The accompanying notes are an integral part of these financial statements.

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2014	2013
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(607)	$(247)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	130	127
Net amortization of premiums and discounts	10	4
Provision for loan losses	167	395
Net loss on sale of securities	—	15
Gain on sale of premises and equipment	(33)	(53)
Net loss on foreclosed assets	—	42
Increase in cash surrender value	(41)	(46)
Deferred tax provision	—	258
Changes in operating assets and liabilities:
Loans held for sale	(107)	437
Other assets	(462)	(136)
Other liabilities	(71)	156

Total adjustments	(407)	1,199

Net cash provided by operating activities	(1,014)	952

Cash flows from investing activities:
Net increase in other interest-bearing deposits	(97)	(20)
Purchases of securities available for sale	(1,365)	—
Proceeds from sales of securities available for sale	—	181
Proceeds from maturities, prepayments, and calls of securities available for sale	1,433	252
Proceeds from maturities, prepayments, and calls of securities held to maturity	106	2
Net (increase) decrease in loans	(4,034)	1,198
Proceeds from sale of foreclosed assets	6	272
Proceeds from sale of premises and equipment	78	—
Capital expenditures	(81)	(110)

Net cash provided by (used in) investing activities	$(3,954)	$1,775

Home Savings Bank and Subsidiary

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	$7,131	$(2,245)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	943	(329)
Net decrease in federal funds purchased	(304)	—
Repayments of borrowed funds	(500)	(1,000)

Net cash used in financing activities	7,270	(3,574)

Net increase (decrease) in cash and cash equivalents	2,302	(847)
Cash and cash equivalents at beginning	11,652	24,280

Cash and cash equivalents at end	$13,954	$23,433

Supplemental cash flow information:
Cash paid during the six months ended March 31 for interest	$283	$431

The accompanying notes are an integral part of these financial statements.

Home Savings Bank

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Financial Statement Presentation

The unaudited financial statements include the accounts of Home Savings Bank (the “Bank”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Bank as of March 31, 2014 and September 30, 2013, and the results of its operations and comprehensive income (loss) for the three and six months ended March 31, 2014 and 2013, and the statements of equity and cash flows for the six months ended March 31, 2014 and 2013. These financial statements should be read in conjunction with the financial statements of the Bank for the year ended September 30, 2013 included as part of Home Bancorp Wisconsin, Inc.’s Prospectus dated February 11, 2014 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2014 (the “Prospectus”).

The results of operations for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Prospectus.

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

Note 3. Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2014

Securities available for sale:
U.S. agency notes	$1,000	$4	$3	$1,001
U.S. agency pass-through	5,773	51	$—	5,824

Total securities available for sale	$6,773	$55	$3	$6,825

Securities held to maturity:
U.S. agency notes	$500	$—	$—	$500
U.S. agency pass-through	$1,889	$22	$—	$1,911

Total securities held to maturity	$2,389	$22	$—	$2,411

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2013

Securities available for sale:
U.S. agency notes	$2,000	$3	$13	$1,990
U.S. agency pass-through	4,852	28	14	4,866

Total securities available for sale	$6,852	$31	$27	$6,856

Securities held to maturity:
U.S. agency notes	$500	$—	$3	$497
U.S. agency pass-through	$1,994	$14	$—	$2,008

Total securities held to maturity	$2,494	$14	$3	$2,505

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

The following table presents total loans by portfolio segment and class of loan as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013

Commercial:
Commercial and industrial	$1,757	$1,557
Commercial real estate	17,961	17,022
Multifamily real estate	12,233	10,474
Construction	1,195	1,387
Residential real estate:
One- to four-family residential	37,243	35,436
Second mortgage	9,910	10,374
Consumer	2,460	2,392

Subtotals	82,759	78,642
Allowance for loan losses	(1,216)	(1,146)
Net deferred loan expenses	(26)	(23)
Undisbursed loan proceeds	(534)	(357)

Loans, net	$80,983	$77,116

Analysis of the allowance for loan losses for the three months and six months ended March 31, 2014 and 2013, follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at December 31, 2012	790	303	24	1,117
Provision for loan losses	42	11	(2)	51
Loans charged off	—	—	(1)	(1)
Recoveries of loans previously charged off	10	—	—	10

Balance at March 31, 2013	842	314	21	1,177

Balance at December 31, 2013	$655	$506	$29	$1,190
Provision for loan losses	(2)	121	(3)	116
Loans charged off	—	(93)	(5)	(98)
Recoveries of loans previously charged off	8	—	—	8

Balance at March 31, 2014	$661	$534	$21	$1,216

Six Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2012	$824	$263	$42	$1,129
Provision for loan losses	328	86	(19)	395
Loans charged off	(320)	(35)	(3)	(358)
Recoveries of loans previously charged off	10	—	1	11

Balance at March 31, 2013	842	314	21	1,177

Balance at September 30, 2013	$637	$480	$29	$1,146
Provision for loan losses	16	154	(3)	167
Loans charged off	(1)	(100)	(6)	(107)
Recoveries of loans previously charged off	9	—	1	10

Balance at March 31, 2014	$661	$534	$21	$1,216

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at March 31, 2014:
Individually evaluated for impairment	$124	$109	$—	$233
Collectively evaluated for impairment	537	425	21	983

Totals	$661	$534	$21	$1,216

Allowance for loan losses at September 30, 2013:
Individually evaluated for impairment	$109	$137	$—	$246
Collectively evaluated for impairment	528	343	29	900

Totals	$637	$480	$29	$1,146

Analysis of the allowance for loan losses for March 31, 2014 and September 30, 2013, follows:

	Commercial	Residential	Consumer	Totals

Loans at March 31, 2014:
Individually evaluated for impairment	$1,181	$1,602	$—	$2,783
Collectively evaluated for impairment	31,965	45,551	2,460	79,976

Totals	$33,146	$47,153	$2,460	$82,759

Loans at September 30, 2013:
Individually evaluated for impairment	$831	$1,403	$—	$2,234
Collectively evaluated for impairment	29,609	44,407	2,392	76,408

Totals	$30,440	$45,810	$2,392	$78,642

Information regarding impaired loans as of March 31, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$90	$90	N/A	$127	$—
Commercial real estate	731	731	N/A	738	19
One- to four- family	709	709	N/A	715	9

Totals	1,530	1,530	N/A	1,580	28

Loans with an allowance for loan losses:
Commercial and industrial	228	228	106	237	1
Construction	132	132	18	133	3
One- to four- family	893	893	109	897	17

Totals	1,253	1,253	233	1,267	21

Grand totals	$2,783	$2,783	$233	$2,847	$49

Information regarding impaired loans as of September 30, 2013, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$91	$91	N/A	$132	$—
Commercial real estate	567	567	N/A	579	35
One- to four- family	758	758	N/A	1,019	39

Totals	1,416	1,416	N/A	1,730	74

Loans with an allowance for loan losses:
Commercial and industrial	93	93	93	101	—
Construction	80	80	16	81	4
One- to four- family	645	645	137	558	30

Totals	818	818	246	740	34

Grand totals	$2,234	$2,234	$246	$2,470	$108

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of March 31, 2014 and September 30, 2013, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

March 31, 2014

Commercial and industrial	$1,070	$371	$316	$—	$1,757
Commercial real estate	15,197	2,210	554	—	17,961
Multifamily real estate	12,031	202	—	—	12,233
Construction	1,063	79	53	—	1,195

Totals	$29,361	$2,862	$923	$—	$33,146

September 30, 2013

Commercial and industrial	$1,182	$191	$184	$—	$1,557
Commercial real estate	12,808	3,707	507	—	17,022
Multifamily real estate	10,474	—	—	—	10,474
Construction	912	475	—	—	1,387

Totals	$25,376	$4,373	$691	$—	$30,440

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of March 31, 2014 and September 30, 2013, follows:

	Performing	Non- performing	Totals

March 31, 2014

One- to four- family	$36,418	$825	$37,243
Second mortgage	9,910	—	9,910
Consumer	2,490	3	2,460

Totals	$48,785	$828	$49,613

September 30, 2013

One- to four- family	$35,059	$377	$35,436
Second mortgage	10,247	127	10,374
Consumer	2,392	—	2,392

Totals	$47,698	$504	$48,202

Loan aging information as of March 31, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$316	$316
Commercial real estate	59	—	59
Construction	54	—	54
One- to four- family	296	901	1,197
Second mortgage	72	—	72
Consumer	3	3	6

Totals	$484	$1,220	$1,704

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$316	$1,441	$1,757	$—	$316
Commercial real estate	59	17,902	17,961	—	—
Multifamily real estate	—	12,233	12,233	—	—
Construction	54	1,141	1,195	—	—
One- to four- family	1,197	36,046	37,243	77	824
Second mortgage	72	9,838	9,910	—	—
Consumer	6	2,454	2,460	—	3

Totals	$1,704	$81,055	$82,759	$77	$1,143

Loan aging information as of September 30, 2013, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$92	$93	$185
Commercial real estate	1,410	—	1,410
One- to four- family	700	377	1,077
Second mortgage	57	127	184
Consumer	3	—	3

Totals	$2,262	$597	$2,859

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$185	$1,372	$1,557	$—	$93
Commercial real estate	1,410	15,612	17,022	—	—
Multifamily real estate	—	10,474	10,474	—	—
Construction	—	1,387	1,387	—	—
One- to four- family	1,077	34,359	35,436	—	377
Second mortgage	184	10,190	10,374	—	127
Consumer	3	2,389	2,392	—	—

Totals	$2,859	$75,783	$78,642	$—	$597

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. There were no new troubled debt restructurings entered into during the six months ended March 31, 2014.

During the year ended and as of September 30, 2013, there were three new troubled debt restructurings: first, two commercial and industrial loans modified for one borrower, totaling $105; and second, a commercial real estate loan of $60. There were no changes in the principal balance as a result of these modifications.

No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended March 31, 2014 and the twelve months ended September 30, 2013.

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

As of March 31, 2014 and September 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2014, that management believes have changed the Bank’s category.

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

The Bank’s actual capital amounts and ratios as of March 31, 2014 and September 30, 2013 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2014

Total capital (to risk-weighted assets)	$7,586	10.1%	≥ $5,992	≥ 8.0%	≥ $7,490	≥ 10.0%
Tier I capital (to risk-weighted assets)	6,659	8.9%	≥ 2,996	≥ 4.0%	≥ 4,494	≥ 6.0%
Tier I capital (to average assets)	6,659	5.8%	≥ 4,590	≥ 4.0%	≥ 5,738	≥ 5.0%

September 30, 2013

Total capital (to risk-weighted assets)	$8,150	11.6%	≥ $5,636	≥ 8.0%	≥ $7,044	≥ 10.0%
Tier I capital (to risk-weighted assets)	7,266	10.3%	≥ 2,818	≥ 4.0%	≥ 4,227	≥ 6.0%
Tier I capital (to average assets)	7,266	6.1%	≥ 4,802	≥ 4.0%	≥ 6,002	≥ 5.0%

As a state-chartered mutual savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

March 31, 2014	$7,586	6.2%	$7,309	6.0%
September 30, 2013	8,150	7.1	6,912	6.0

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:

Assets - Securities available for sale	$6,825	$—	$6,825	$—

September 30, 2013:

Assets - Securities available for sale	$6,856	$—	$6,856	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of March 31, 2014 and September 30, 2013 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014:

Loans	$1,020	$—	$—	$1,020
Foreclosed assets	$1,000	—	—	$1,000

Totals	$2,020	$—	$—	$2,020

September 30, 2013:

Loans	$572	$—	$—	$572
Foreclosed assets	1,006	—	—	1,006

Totals	$1,578	$—	$—	$1,578

Loans with a carrying amount of $1,253 and $818 were considered impaired and were written down to their estimated fair value of $1,020 and $572 as of March 31, 2014 and September 30, 2013, respectively. As a result, the Bank recognized a specific valuation allowance against these impaired loans totaling $233 and $246 during the six months ended March 31, 2014 and the year ended September 30, 2013, respectively. At March 31, 2014, the loans were valued based on the value of the underlying collateral, adjusted for selling costs.

At March 31, 2014 and September 30, 2013, foreclosed assets with a fair value less estimated costs to sell of $1,000 and $1,006, respectively, were acquired through or in lieu of foreclosure.

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

The carrying value and estimated fair value of financial instruments at March 31, 2014 and September 30, 2013 follow:

	March 31, 2014
	Carrying Value	Level 1	Fair Value Level 2	Level 3

Financial assets:
Cash and cash equivalents	$13,954	$13,954	$—	$—
Other interest-bearing deposits	5,342	—	—	5,277
Securities available for sale	6,825	—	6,825	—
Securities held to maturity	2,389	—	2,411	—
Loans held for sale	107	—	107	—
Loans	80,983	—	—	80,372
Accrued interest receivable	383	383	—	—
Cash value of life insurance	3,197	—	—	3,197
Federal Home Loan Bank stock	652	—	652	—

Financial liabilities:
Deposits	$107,263	$—	$—	$103,846
Advance payments by borrowers for taxes and insurance	1,715	—	—	1,715
Borrowed funds	5,000	—	—	5,435
Accrued interest payable	54	54	—	—

	September 30, 2013
	Carrying Value	Level 1	Fair Value Level 2	Level 3

Financial assets:
Cash and cash equivalents	$11,652	$11,652	$—	$—
Other interest-bearing deposits	5,245	—	—	5,525
Securities available for sale	6,856	—	6,856	—
Securities held to maturity	2,494	—	2,505	—
Loans held for sale	—	—	—	—
Loans	77,116	—	—	78,709
Accrued interest receivable	418	418	—	—
Cash value of life insurance	3,155	—	—	3,155
Federal Home Loan Bank stock	652	—	652	—

Financial liabilities:
Deposits	$100,132	$—	$—	$103,919
Advance payments by borrowers for taxes and insurance	772	—	—	772
Federal funds purchased	304	—	—	304
Borrowed funds	5,500	—	—	5,963
Accrued interest payable	55	55	—	—

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

Note 7. Subsequent events

On June 4, 2013, the Bank’s Board of Directors adopted a Plan of Conversion (“Plan”) to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, Home Bancorp Wisconsin, Inc. (the “Company”), was formed on May 31, 2013 to become the stock bank holding company of the Bank upon consummation of the conversion. The Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on February 11, 2014. In the conversion, the Bank became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible members of the Bank and to the public. A total of 899,190 shares, par value of $0.01 per share, were sold on April 23, 2014 in the conversion at $10 per share, raising $8,991,900 of gross proceeds. The Company established an employee stock ownership plan that purchased 8% of the total shares, or a total of 71,935 shares in the offering for a total of $719,350. The Company’s common stock began trading on the OTC Bulletin Board on April 24, 2014 under the trading symbol “HWIS.” The Company contributed approximately $6.2 million of the net proceeds of the offering to Home Savings Bank.

The cost of the Conversion and issuing the capital stock were deferred and deducted from the proceeds of the offering on April 23, 2014. The total amount of the conversion expenses was approximately $1,330,000.

In accordance with applicable regulations, at the time of the conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2014 but prior to the release of these financial statements.

Based on the results of this review, no further subsequent events disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2014, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011 and 2013, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, and again at March 31, 2014 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Total assets increased $6.6 million, or 5.7% to $121.8 million at March 31, 2014 from $115.2 million at September 30, 2013. While cash and cash equivalents increased by $2.3 million, net loans increased by $3.9 million, loans held for sale increased by $107,000, total investment securities decreased by $136,000, and other interest-bearing deposits increased by $97,000.

Net loans, excluding loans held for sale, increased by $3.9 million, or 5.1%, to $81.0 million at March 31, 2014 from $77.1 million at September 30, 2013. The increase in net loans during the six months ended March 31, 2014 was the result of a $1.8 million increase in multifamily real estate loans, a $939,000 increase in commercial real estate loans, a $108,000 decrease in one- to four-family residential mortgage loans and a $1.9 million increase in one- to four-family investor mortgage loans.

Loans held for sale increased to $107,000 from no loans held for sale at September 30, 2013. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $136,000, or 1.5%, to $9.2 million at March 31, 2014. Securities available for sale decreased $31,000, while securities held to maturity decreased by $105,000.

Our investment in bank-owned life insurance increased $42,000 to $3.2 million during the six months ended March 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Foreclosed assets decreased $6,000 to $1.0 million at March 31, 2014.

Total deposits increased $7.1 million, or 7.1%, to $107.3 million at March 31, 2014 from $100.1 million at September 30, 2013, including $6.7 million relating to subscriptions in the stock offering of Home Bancorp Wisconsin Inc. As part of our plan to reduce our reliance on certificates of deposit, we allowed higher costing certificates of deposit to run off at maturity during the period ended March 31, 2014. During the period, certificates of deposit decreased $1.4 million. Total core deposits increased by $8.5 million, as a result of a $3.2 million increase in demand accounts, and a $5.3 million increase in money market and savings deposits.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased by $500,000 to $5.0 million at March 31, 2014. At September 30, 2013, and March 31, 2014, we also had $304,000 and $0 of overnight federal funds, respectively.

Total equity decreased $559,000, or 7.7%, to $6.7 million at March 31, 2014 from $7.3 million at September 30, 2013. The decrease was primarily due to a $607,000 loss for the six month period ended March 31, 2014.

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and 2013

General. We recorded a net loss of $391,000 for the three months ended March 31, 2014, compared to a net loss of $36,000 for the three months ended March 31, 2013. Noninterest expense for the three months ended March 31, 2014 decreased by $91,000. However, this improvement was more than offset by a $58,000 decrease in net interest income, a $212,000 decrease in noninterest income, and a $65,000 increase in the provision for loan losses. During the quarters ended March 31, 2014, and 2013 we had income tax benefit of $0, and $111,000, respectively. As a result of the valuation allowance recognized against our deferred tax asset at September 30, 2013, we will not recognize a tax benefit until we have sufficient cumulative earnings to eliminate the deferred tax asset valuation allowance.

Net Interest Income. Net interest income decreased $58,000, or 6.4%, to $833,000 for the three months ended March 31, 2014 from $891,000 for the three months ended March 31, 2013. The decrease in net interest income resulted from a decrease of $121,000 in interest and dividend income, partially offset by a decrease of $63,000 in interest expense.

Interest and Dividend Income. Interest and dividend income decreased $121,000, or 11.2%, to $961,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013. The decrease resulted primarily from a $164,000 decrease in interest income on loans, partially offset by a $50,000 increase in interest and dividend income on securities.

Interest income on loans decreased $164,000, or 15.7%, to $883,000 for the quarter ended March 31, 2014 from $1.1 million for the quarter ended March 31, 2013. This decrease resulted from a 66 basis points decrease in the average yield on loans to 4.4%, and a $4.2 million decrease in the average balance of loans to $82.2 million. The average balance of loans fell as loans held for sale declined $3.8 million and we decreased our assets in an attempt to address regulatory capital concerns.

Interest and dividend income on investment securities increased by $50,000 to $56,000 for the quarter ended March 31, 2014 from $6,000 for the quarter ended March 31, 2013. The increase was due to an $8.4 million increase in the average balance of investment securities to $9.4 million for the quarter ended March 31, 2014 and by a 46 basis point increase in the average yield on investment securities to 2.4%. The average balance of investment securities increased as we began investing cash and cash equivalents in investment securities in the second half of fiscal 2013.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $63,000, or 33.0%, to $128,000 for the quarter ended March 31, 2014 from $191,000 for the quarter ended March 31, 2013. The decrease was due to a $50,000, or 37.3%, decrease in the cost of interest-bearing deposits and a $13,000, or 22.8%, decrease in the cost of borrowings.

The $50,000 decrease in interest expense from deposits was the result of a $50,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $7.2 million for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, while the average cost of such deposits decreased to .95% from 1.33% for the same periods, respectively.

The cost of borrowings decreased $13,000 for the quarter ended March 31, 2014, primarily due to a decline of $492,000 in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $116,000 for the three months ended March 31, 2014, compared to a provision for loan losses of $51,000 for the three months ended March 31, 2013. The allowance for loan losses was $1.2 million, or 106.4% of non-performing loans, at March 31, 2014, compared to $1.1 million, or 179.4% of non-performing loans, at March 31, 2013. The increased provision for loan losses for the quarter ended March 31, 2014 reflects management’s view of the losses inherent in the loan portfolio. Nonperforming loan balances increased $487,000 to $1.1 million from March 31, 2013 to March 31, 2014. The allowance for loan losses increased $26,000 in the three months ended March 31, 2014 as the $116,000 provision for loan losses was offset by net loan charge offs of $90,000.

Noninterest Income. Noninterest income decreased $212,000 to $152,000 for the three months ended March 31, 2014, compared to $364,000 for the three months ended March 31, 2013. The decrease was primarily due to a $181,000 decrease in mortgage banking income to $19,000 for the quarter ended March 31, 2014.

Noninterest Expense. Noninterest expense decreased $91,000, or 6.7%, to $1.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The largest components of this decrease were occupancy and equipment, which decreased by $18,000, the cost of foreclosed assets, which decreased by $61,000, and compensation and employee benefit expenses, which decreased by $77,000. These decreases were partially offset by increases of $28,000 in data processing and office expenses, $29,000 in other expenses, and $21,000 in professional fees.

Income Tax Expense. We recorded no income tax expense for the three months ended March 31, 2014 and $111,000 tax benefit for the three months ended March 31, 2013. Although we had losses in both quarters, we recorded no tax benefit in the quarter ended March 31, 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Comparison of Results of Operations for the Six Months Ended March 31, 2014 and 2013

General. We recorded a net loss of $607,000 for the six months ended March 31, 2014, compared to a net loss of $247,000 for the six months ended March 31, 2013. The provision for loan losses for the period ended March 31, 2014 decreased by $228,000 compared to the period ended March 31, 2013, and noninterest expense for the same two periods decreased by $97,000. However, these improvements were more than offset by a $132,000 decrease in net interest income and a $364,000 decrease in noninterest income. During the six month periods ended March 31, 2014, and 2013 we had income tax benefit of $0 and $189,000, respectively. As a result of the valuation allowance recognized against our deferred tax asset at September 30, 2013, we will not recognize a tax benefit until we have sufficient cumulative earnings to eliminate the deferred tax asset valuation allowance.

Net Interest Income. Net interest income decreased $132,000, or 7.3%, to $1.7 million for the six months ended March 31, 2014 from $1.8 million for the six months ended March 31, 2013. The decrease in net interest income resulted from a decrease of $273,000 in interest and dividend income, partially offset by a decrease of $141,000 in interest expense.

Interest and Dividend Income. Interest and dividend income decreased $273,000, or 12.4%, to $1.9 million for the six months ended March 31, 2014 from $2.2 million for the six months ended March 31, 2013. The decrease resulted primarily from a $356,000 decrease in interest income on loans, partially offset by a $96,000 increase in interest and dividend income on securities.

Interest income on loans decreased $356,000, or 16.7%, to $1.8 million for the six months ended March 31, 2014 from $2.1 million for the six months ended March 31, 2013. This decrease resulted from a 52 basis points decrease in the average yield on loans to 4.40%, and a $6.0 million decrease in the average balance of loans to $80.8 million. The average balance of loans fell as loans held for sale declined $4.2 million and we decreased our assets in an attempt to address regulatory capital concerns.

Interest and dividend income on investment securities increased by $96,000 to $114,000 for the six months ended March 31, 2014 from $18,000 for the six months ended March 31, 2013. The increase was due to an $8.2 million increase in the average balance of investment securities to $9.5 million for the period ended March 31, 2014, partially offset by a 36 basis point decrease in the average yield on investment securities to 2.38%. The average balance of investment securities increased as we began investing cash and cash equivalents in investment securities in the second half of fiscal 2013.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $141,000, or 34.56%, to $267,000 for the period ended March 31, 2014 from $408,000 for the period ended March 31, 2013. The decrease was due to a $113,000, or 39.37%, decrease in the cost of interest-bearing deposits and a $28,000, or 23.14%, decrease in the cost of borrowings.

The $113,000 decrease in interest expense from deposits was primarily the result of a $116,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $9.0 million for the six months ended March 31, 2014 compared to the six months ended March 31, 2013, while the average cost of such deposits decreased to 0.98% from 1.35% for the same periods, respectively.

The cost of borrowings decreased $28,000 for the period ended March 31, 2014, primarily due to a decline of $874,000 in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $167,000 for the six months ended March 31, 2014, compared to a provision for loan losses of $395,000 for the six months ended March 31, 2013. The allowance for loan losses was $1.2 million, or 106.4% of non-performing loans, at March 31, 2014, compared to $1.1 million, or 179.4% of non-performing loans, at March 31, 2013. The decreased provision for loan losses for the period ended March 31, 2014 reflects management’s view of the losses inherent in the loan portfolio. Nonperforming loan balances increased $487,000 to $1.1 million from March 31, 2013 to March 31, 2014. However, the allowance for loan losses increased $39,000 despite the lower provision for loan losses due to the $260,000 decrease in net charge-offs.

Noninterest Income. Noninterest income decreased $364,000 to $301,000 for the six months ended March 31, 2014, compared to $665,000 for the six months ended March 31, 2013. The decrease was primarily due to a $329,000 decrease in mortgage banking income to $26,000 for the period ended March 31, 2014.

Noninterest Expense. Noninterest expense decreased $97,000, or 3.9%, to $2.4 million for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The largest components of this decrease were occupancy and equipment, which decreased by $44,000, and the cost of foreclosed assets, which decreased by $65,000. These decreases were partially offset by increases of $52,000 in data processing and office expenses, $14,000 in advertising and promotions, and $30,000 in professional fees.

Income Tax Expense. We recorded no income tax expense for the six months ended March 31, 2014 and $189,000 benefit for the six months ended March 31, 2013. Although we had losses in both periods, we recorded no tax benefit in the six months ended March 31, 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2014, we had approximately $5.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $16.3 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At March 31, 2014, we also had the ability to borrow up to $1.2 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.6 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities available for sale. Prior to March 31, 2013, we had not purchased a substantial amount of investment securities in the last few years as part of our efforts to reduce our assets and improve our capital ratios. Our loans, net of allowance for loan losses, increased $3.9 million during the six months ended March 31, 2014. Our investment securities balance has grown $8.3 million from March 31, 2013 to March 31, 2014.

Total deposits increased $7.1 million during the six months ended March 31, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At March 31, 2014, certificates of deposit scheduled to mature within one year totaled $18.5 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2014, our capital levels exceeded the levels required to be considered “well capitalized” under federal regulations. However, we operate under a memorandum of understanding with the WDFI and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital at a level equal to 8.0% of total average assets and total risk-based capital of 12.0% of risk-weighted assets. At March 31, 2014, our capital levels were below those required by the memorandum of understanding. At March 31, 2014, we had Tier 1 capital equal to 5.80% of total average assets and total risk-based capital equal to 10.13% of risk-weighted assets. Subsequent to March 31, 2014, on April 23, 2014 Home Bancorp Wisconsin, Inc. completed the sale of 899,190 shares of its common stock and after which we exceed both the 8.0% Tier 1 capital to total average assets ratio and the 12.0% total risk-based capital to risk-weight assets ratio.

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

As of March 31, 2014, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Prospectus dated February 11, 2014 as filed with the Securities and Exchange Commission pursuant to Securities Rule 424(b)(3) on February 21, 2014.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 21, 2014. As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 23, 2014, Home Bancorp Wisconsin, Inc. completed the sale of 899,190 shares of its common stock, including 71,935 shares purchased by Home Savings Bank’s employee stock ownership plan. The following information is provided with respect to the Company’s sale of its common stock.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-189668) was February 11, 2014.

b.	The offering was consummated on April 23, 2014, with the issuance of 899,190 securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as managing underwriter for the offering.

c.	The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 1,163,800 shares ($11,638,000) and the aggregate amount of such securities sold was 899,190 shares ($8,991,900). The shares were sold at $10.00 per share, which resulted in gross proceeds of $8,991,900.

d.	The expenses incurred in connection with the stock offering equaled approximately $1,330,000, including fees and expenses paid to and for underwriters of $347,000, attorney and accounting fees and expenses of $819,000 and other expenses of $164,000. The net proceeds to the Company resulting from the offering after deducting expenses equaled approximately $7,662,000.

e.	The Company contributed approximately $6.2 million of the net proceeds of the offering to Home Savings Bank. In addition, $719,350 of the net proceeds were used to fund the loan to the employee stock ownership plan, and approximately $743,000 of the net proceeds were retained by the Company. The net proceeds contributed to Home Savings Bank have been invested in securities available for sale, including securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. The net proceeds retained by the Company have been deposited with Home Savings Bank.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of March 31, 2014 and September 30, 2013, (ii) the Statements of Income for the three and six months March 31, 2014 and 2013, (iii) the Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2013, (iv) the Statements of Equity for the six months ended March 31, 2014 and 2013, (v) the Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: May 14, 2014	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: May 14, 2014	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer