Form 10-Q
period 2014-06-30
Home Bancorp Wisconsin, Inc.
filed 2014-08-12
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of August 10, 2014.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2014 and September 30, 2013

(Unaudited)

(Dollars in Thousands)

	June 30, 2014	September 30, 2013
Assets
Cash and due from banks	$6,406	$6,270
Interest-bearing deposits	5,247	5,382

Cash and cash equivalents	11,653	11,652
Other interest-bearing deposits	5,592	5,245
Securities available for sale	8,587	6,856
Securities held to maturity (fair value of $4,046 and $2,505 for June 30, 2014 and September 30, 2013, respectively)	4,007	2,494
Loans held for sale	728	—
Loans, net of allowance for loan losses of $1,248 and $1,146 for June 30, 2014 and September 30, 2013, respectively	81,697	77,116
Premises and equipment, net	5,456	5,633
Foreclosed assets	875	1,006
Cash value of life insurance	3,217	3,155
Federal Home Loan Bank stock	652	652
Other assets	877	1,398

TOTAL ASSETS	$123,341	$115,207

Liabilities and Equity

Liabilities:
Demand deposits	$29,539	$26,032
Money market and savings deposits	44,676	43,416
Time deposits	27,801	30,684

Total deposits	102,016	100,132
Advance payments by borrowers for taxes and insurance	660	772
Federal funds purchased	—	304
Borrowed funds	5,000	5,500
Other liabilities	2,501	1,229

Total liabilities	110,177	107,937

Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at June 30, 2014	9	—
Additional paid-in capital	7,413	—
Retained earnings	6,412	7,266
Unearned Employee Stock Ownership Plan (ESOP) shares	(710)	—
Accumulated other comprehensive income	40	4

Total equity	13,164	7,270

TOTAL LIABILITIES AND EQUITY	$123,341	$115,207

The accompanying notes are an integral part of these financial statements.

The September 30, 2013 balance sheet was derived from the audited financial statements of Home Savings Bank.

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three and Nine Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Interest and dividend income:
Loans, including fees	$960	$943	$2,734	$3,073
Interest-bearing deposits	26	26	74	87
Securities	58	7	172	25

Total interest and dividend income	1,044	976	2,980	3,185

Interest expense:
Deposits	78	121	252	408
Borrowed funds	45	50	138	171

Total interest expense	123	171	390	579

Net interest income	921	805	2,590	2,606
Provision for loan losses	34	51	201	446

Net interest income after provision for loan losses	887	754	2,389	2,160

Noninterest income:
Service fees	64	75	202	212
Mortgage banking income	36	76	62	431
Net gain (loss) on sale of securities	11	—	11	(15)
Increase in cash value of life insurance	21	22	62	68
Net gain on sale of premises and equipment	16	16	49	69
Rental income	27	25	79	76
Other	0	5	11	43

Total noninterest income	175	219	476	884

Noninterest expense:
Compensation and employee benefits	616	589	1,726	1,771
Occupancy and equipment	185	182	572	613
Data processing and office expense	234	210	713	637
Foreclosed assets, net	3	—	32	68
Advertising and promotions	60	57	176	159
Professional fees	28	23	102	67
Examinations and assessments	39	42	125	140
Other	144	207	273	362

Total noninterest expense	1,309	1,310	3,719	3,817

Loss before income taxes	(247)	(337)	(854)	(773)
Income tax benefit	—	(136)	—	(325)

Net income (loss)	$(247)	$(201)	$(854)	$(448)

Earnings (loss) per share:

Basic	$(.25)	—	$(.25)	—
Diluted	$(.25)	—	$(.25)	—

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(247)	$(201)	$(854)	$(448)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(1)	6	47	(33)
Reclassification adjustment for losses (gains) realized in net income	(11)	—	(11)	15
Income tax effect	—	(2)	—	6

Net unrealized gain (loss) on securities	(12)	4	36	(12)

Other comprehensive income (loss), net of tax	(12)	4	36	(12)

Comprehensive income (loss)	$(259)	$(197)	$(818)	$(460)

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Equity

Nine Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance at October 1, 2012	$—	$—	$10,004	$—	$32	$10,036

Net loss	—	—	(448)	—	—	(448)

Other comprehensive loss	—	—	—	—	(12)	(12)

Balance at June 30, 2013	$—	$—	$9,556	$—	$20	9,576

Balance at October 1, 2013	$—	$—	$7,266	$—	$4	7,270

Stock conversion proceeds, net	9	7,413	—	—	—	7,422

Net loss	—	—	(854)	—	—	(854)

Purchase of 71,935 shares by ESOP	—	—	—	(719)	—	(719)

Shares allocated from ESOP	—	—	—	9	—	9

Other comprehensive income	—	—	—	—	36	36

Balance at June 30, 2014	$9	$7,413	$6,412	$(710)	$40	$13,164

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2014	2013
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(854)	$(448)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	196	186
Net amortization of premiums and discounts	18	6
ESOP Compensation Expense	9	—
Provision for loan losses	201	446
Net (gain) loss on sale of securities	(11)	15
Gain on sale of premises and equipment	(49)	(69)
Net loss on foreclosed assets	74	42
Increase in cash surrender value	(62)	(68)
Deferred tax provision	—	(325)
Changes in operating assets and liabilities:
Loans held for sale	(728)	2,019
Other assets	521	638
Other liabilities	321	377

Total adjustments	490	3,267

Net cash provided (used in) by operating activities	(364)	2,819

Cash flows from investing activities:
Net increase in other interest-bearing deposits	(347)	(367)
Purchases of securities available for sale	(3,893)	(1,011)
Proceeds from sales of securities available for sale	957	181
Proceeds from maturities, prepayments, and calls of securities available for sale	2,233	379
Purchases of securities held to maturity	(1,694)	—
Proceeds from maturities, prepayments, and calls of securities held to maturity	182	10
Net (increase) decrease in loans	(4,832)	1,699
Proceeds from sale of FHLB stock	—	492
Proceeds from sale of foreclosed assets	107	285
Proceeds from sale of premises and equipment	78	3
Capital expenditures	(97)	(211)

Net cash provided by (used in) investing activities	$(7,306)	$1,460

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,884	$(3,361)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(112)	(105)
Net decrease in federal funds purchased	(304)	—
Proceeds from borrowings	—	5,010
Repayments of borrowed funds	(500)	(6,000)
Proceeds from issuance of common stock, net of cost	7,422	—
Shares acquired by employee stock ownership (ESOP)	(719)	—

Net cash used in financing activities	7,671	(4,456)

Net increase (decrease) in cash and cash equivalents	1	(177)
Cash and cash equivalents at beginning	11,652	24,280

Cash and cash equivalents at end	$11,653	$24,103

Supplemental cash flow information:
Cash paid during the nine months ended June 30 for interest	$405	$619

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share data)

Note 1:	Basis of Financial Statement Presentation

The unaudited financial statements include the accounts of Home Bancorp Wisconsin, Inc. and its wholly-owned subsidiary, Home Savings Bank, (collectively, the “Company”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates. In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2014 and September 30, 2013, and the results of its operations and comprehensive income (loss) for the three and nine months ended June 30, 2014 and 2013, and the statements of equity and cash flows for the nine months ended June 30, 2014 and 2013. These financial statements should be read in conjunction with the financial statements of the Home Savings Bank for the year ended September 30, 2013 included as part of Home Bancorp Wisconsin, Inc.’s Prospectus dated February 11, 2014 as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2014 (the “Prospectus”).

The results of operations for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto included in the Prospectus.

Note 2:	Plan of Conversion and Change in Corporate Form

On June 4, 2013, the Board of Directors of Home Savings Bank adopted a plan of Conversion (“Plan”) to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, Home Bancorp Wisconsin, Inc. (the “Company”), was formed on May 31, 2013 to become the stock bank holding company of the Bank upon consummation of the conversion. The Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on February 11, 2014. The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of Home Savings Bank at a special meeting held on March 25, 2014. In the conversion the Bank became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible members of the Bank and to the public. The conversion was completed with the sale of 899,190 shares on April 23, 2014 and shares of the Company began trading on April 24, 2014.

The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized $1.6 million in reorganization and stock issuance costs as of June 30, 2014.

In accordance with federal regulations, at the time of the reorganization, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividend if those dividends would reduce equity capital below the required liquidation account amount. The reorganization will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note 3:	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. ASU No. 2013-04 provides recognition, measurement, and disclosure guidance for certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 is effective for fiscal years beginning after December 15, 2013, which is October 1, 2014 for the Company, and should be applied retrospectively. The Company has not yet completed its evaluation of this standard.

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The primary purpose of this new guidance is to clarify, for residential mortgage loans, when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan. This new accounting standard is effective for financial statements issued for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not believe this will have a significant impact on its financial statements.

In January 2014, FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The primary purpose of this new guidance is to revise the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. Per current accounting guidance, an entity that invests in a qualified affordable housing project may elect to account tor that investment using the effective yield method, current accounting guidance requires that the investments be accounted for under either the equity method or the cost method. Certain existing conditions requited to be met to use the effective yield method are restrictive and thus prevent many such investments from qualifying for the use of the effective yield method. The ASI replaces the effective yield method with the proportional amortization method and modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. It the modified conditions are met, the ASU permits an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Additionally, the ASU requires new disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. ASU 2014-01 is effective for fiscal years beginning after December 15, 2014, which is October 1, 2015 for the Company, and should be applied retrospectively. The ASU is not expected to have a material impact on the Company’s consolidated financial condition or result of operations when adopted.

In January 2014, FASB issued ASU No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance amends the guidance in the FASB Accounting Standards Codification Topic 310-40, Receivables-Troubled Debt Restructurings by Creditors, in efforts to reduce diversity in practice through clarifying when an in substance repossession or foreclosure occurs. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2016. Management is currently evaluating this guidance and does not expect this guidance to have a material impact on the Company’s Consolidated Financial Statements, but significant disclosures to the Notes thereto will be required.

In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures.” The amendments in this guidance require repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance for certain transactions accounted for as a sale, repurchase agreements, securities lending transactions and repurchase-to-maturity transactions accounted for as secured borrowings is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto.

Note 4:	Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014**	2013		2014**	2013

Net income (loss)	$(205)	$	*	$(205)	$	*

Basic potential common shares:
Weighted average shares outstanding	899,190		*	899,190		*
Weighted average unallocated Employee Stock Ownership Plan shares	(70,976)		*	(70,976)		*

Basic weighted average shares outstanding	828,214		*	828,214		*

Dilutive potential common shares	—		*	—		*

Dilutive weighted average shares outstanding	828,214		*	828,214		*

Basic earnings (loss) per share	$(.25)	$	*	$(.25)	$	*

Diluted earnings (loss) per share	$(.25)	$	*	$(.25)	$	*

*	Earnings per share for the three and nine months ended June 30, 2013 is not applicable since the public offering was completed April 23, 2014.
**	Earnings per share for the three and nine months ended June 30, 2014 is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

Note 5.	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2014

Securities available for sale:
U.S. agency notes	$3,000	$5	$—	$3,005
U.S. agency pass-through	5,546	39	$3	5,582

Total securities available for sale	$8,546	$44	$3	$8,587

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	$3,507	$38	$—	$3,545

Total securities held to maturity	$4,007	$39	$—	$4,046

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2013

Securities available for sale:
U.S. agency notes	$2,000	$3	$13	$1,990
U.S. agency pass-through	4,852	28	14	4,866

Total securities available for sale	$6,852	$31	$27	$6,856

Securities held to maturity:
U.S. agency notes	$500	$—	$3	$497
U.S. agency pass-through	$1,994	$14	$—	$2,008

Total securities held to maturity	$2,494	$14	$3	$2,505

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

Note 6.	Loans

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

Management regularly evaluates the allowance for loan losses using the Company’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

The following table presents total loans by portfolio segment and class of loan as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013

Commercial:
Commercial and industrial	$1,763	$1,557
Commercial real estate	18,217	17,022
Multifamily real estate	12,210	10,474
Construction	1,672	1,387
Residential real estate:
One- to four-family residential	37,139	35,436
Second mortgage	10,073	10,374
Consumer	2,463	2,392

Subtotals	83,537	78,642
Allowance for loan losses	(1,248)	(1,146)
Net deferred loan expenses	(32)	(23)
Undisbursed loan proceeds	(560)	(357)

Loans, net	$81,697	$77,116

Analysis of the allowance for loan losses for the three months and nine months ended June 30, 2014 and 2013, follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at March 31, 2013	842	314	21	1,177
Provision for loan losses	28	6	17	51
Loans charged off	—	—	(3)	(3)
Recoveries of loans previously charged off	—	—	1	1

Balance at June 30, 2013	870	320	36	1,226

Balance at March 31, 2014	$661	$534	$21	$1,216
Provision for loan losses	90	(58)	2	34
Loans charged off	—	—	(4)	(4)
Recoveries of loans previously charged off	—	—	2	2

Balance at June 30, 2014	$751	$476	$21	$1,248

Nine Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2012	$824	$263	$42	$1,129
Provision for loan losses	356	92	(2)	446
Loans charged off	(320)	(35)	(6)	(361)
Recoveries of loans previously charged off	10	—	2	12

Balance at June 30, 2013	870	320	36	1,226

Balance at September 30, 2013	$637	$480	$29	$1,146
Provision for loan losses	114	92	(5)	201
Loans charged off	(1)	(100)	(10)	(111)
Recoveries of loans previously charged off	1	4	7	12

Balance at June 30, 2014	$751	$476	$21	$1,248

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at June 30, 2014:
Individually evaluated for impairment	$118	$37	$—	$155
Collectively evaluated for impairment	633	439	21	1,093

Totals	$751	$476	$21	$1,248

Allowance for loan losses at September 30, 2013:
Individually evaluated for impairment	$109	$137	$—	$246
Collectively evaluated for impairment	528	343	29	900

Totals	$637	$480	$29	$1,146

Analysis of the allowance for loan losses for June 30, 2014 and September 30, 2013, follows:

	Commercial	Residential	Consumer	Totals

Loans at June 30, 2014:
Individually evaluated for impairment	$993	$1,181	$—	$2,174
Collectively evaluated for impairment	32,869	46,031	2,463	81,363

Totals	$33,862	$47,212	$2,463	$83,537

Loans at September 30, 2013:
Individually evaluated for impairment	$831	$1,403	$—	$2,234
Collectively evaluated for impairment	29,609	44,407	2,392	76,408

Totals	$30,440	$45,810	$2,392	$78,642

Information regarding impaired loans as of June 30, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$87	$87	N/A	$126	$—
Commercial real estate	551	551	N/A	561	28
One- to four- family	810	810	N/A	815	18

Totals	1,448	1,448	N/A	1,503	46

Loans with an allowance for loan losses:
Commercial and industrial	223	223	100	234	2
Construction	132	132	18	133	4
One- to four- family	371	371	37	373	12

Totals	726	726	155	740	18

Grand totals	$2,174	$2,174	$155	$2,243	$64

Information regarding impaired loans as of September 30, 2013, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$91	$91	N/A	$132	$—
Commercial real estate	567	567	N/A	579	35
One- to four- family	758	758	N/A	1,019	39

Totals	1,416	1,416	N/A	1,730	74

Loans with an allowance for loan losses:
Commercial and industrial	93	93	93	101	—
Construction	80	80	16	81	4
One- to four- family	645	645	137	558	30

Totals	818	818	246	740	34

Grand totals	$2,234	$2,234	$246	$2,470	$108

No additional funds are committed to be advanced in connection with impaired loans.

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2014 and September 30, 2013, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

June 30, 2014

Commercial and industrial	$1,757	$6	$309	$—	$1,763
Commercial real estate	17,183	1,034	551	—	18,217
Multifamily real estate	11,983	227	—	—	12,210
Construction	1,593	79	53	—	1,672

Totals	$32,516	$1,346	$913	$—	$33,862

September 30, 2013

Commercial and industrial	$1,182	$191	$184	$—	$1,557
Commercial real estate	12,808	3,707	507	—	17,022
Multifamily real estate	10,474	—	—	—	10,474
Construction	912	475	—	—	1,387

Totals	$25,376	$4,373	$691	$—	$30,440

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2014 and September 30, 2013, follows:

	Performing	Non- performing	Totals

June 30, 2014

One- to four- family	$36,558	$581	$37,139
Second mortgage	10,064	9	10,073
Consumer	2,461	2	2,463

Totals	$49,083	$592	$49,675

September 30, 2013

One- to four- family	$35,059	$377	$35,436
Second mortgage	10,247	127	10,374
Consumer	2,392	—	2,392

Totals	$47,698	$504	$48,202

Loan aging information as of June 30, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$310	$310
Commercial real estate	—	—	—
Construction	—	53	53
One- to four- family	—	657	657
Second mortgage	81	9	90
Consumer	8	2	10

Totals	$89	$1,031	$1,120

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$310	$1,453	$1,763	$—	$310
Commercial real estate	—	18,217	18,217	—	—
Multifamily real estate	—	12,210	12,210	—	—
Construction	53	1,619	1,672	—	53
One- to four- family	657	36,482	37,139	76	581
Second mortgage	90	9,983	10,073	—	9
Consumer	10	2,453	2,463	—	2

Totals	$1,120	$82,417	$83,537	$76	$955

Loan aging information as of September 30, 2013, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$92	$93	$185
Commercial real estate	1,410	—	1,410
One- to four- family	700	377	1,077
Second mortgage	57	127	184
Consumer	3	—	3

Totals	$2,262	$597	$2,859

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$185	$1,372	$1,557	$—	$93
Commercial real estate	1,410	15,612	17,022	—	—
Multifamily real estate	—	10,474	10,474	—	—
Construction	—	1,387	1,387	—	—
One- to four- family	1,077	34,359	35,436	—	377
Second mortgage	184	10,190	10,374	—	127
Consumer	3	2,389	2,392	—	—

Totals	$2,859	$75,783	$78,642	$—	$597

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. There were no new troubled debt restructurings entered into during the nine months ended June 30, 2014.

During the year ended and as of September 30, 2013, there were three new troubled debt restructurings: first, two commercial and industrial loans modified for one borrower, totaling $105; and second, a commercial real estate loan of $60. There were no changes in the principal balance as a result of these modifications. No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended June 30, 2014 and the twelve months ended September 30, 2013.

Note 7.	Regulatory Capital Ratios

Home Savings Bank (the Bank) is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets.

As of June 30, 2014 and September 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2014, that management believes have changed the Bank’s category.

The Bank is operating under a Memorandum of Understanding (“Memorandum”) with the Federal Deposit Insurance Corporation (FDIC) and the State of Wisconsin Department of Financial Institutions (WDFI). The Memorandum requires that the Bank correct certain practices and conditions identified during regulatory examinations. The Memorandum provides, among other things, that the Bank increase Tier 1 capital to 8.0% of total average assets and increase total risk-based capital to 12.0% of risk-weighted assets. Failure to comply with the Memorandum could result in enforcement actions by the FDIC or the WDFI. As of June 30, 2014 the Bank complies with the Tier 1 capital to total average assets and the total risk-based capital requirements of the Memorandum.

The Bank’s actual capital amounts and ratios as of June 30, 2014 and September 30, 2013 are presented in the following table:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio

June 30, 2014

Total capital (to risk-weighted assets)	$13,144	16.6%	> $	6,352	>	8.0%	>	$7,940	>	10.0%
Tier I capital (to risk-weighted assets)	12,148	15.3%	>	3,176	>	4.0%	>	4,764	>	6.0%
Tier I capital (to average assets)	12,148	9.9%	>	4,911	>	4.0%	>	6,139	>	5.0%

September 30, 2013

Total capital (to risk-weighted assets)	$8,150	11.6%	> $	5,636	>	8.0%	>	$7,044	>	10.0%
Tier I capital (to risk-weighted assets)	7,266	10.3%	>	2,818	>	4.0%	>	4,227	>	6.0%
Tier I capital (to average assets)	7,266	6.1%	>	4,802	>	4.0%	>	6,002	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

June 30, 2014	$13,144	10.6%	$7,415	6.0%
September 30, 2013	8,150	7.1	6,912	6.0

Note 8.	Fair Value Measurements

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

Level 3 - Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Company’s estimates about assumptions market participants would use in measuring fair value of the asset or liability.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014:

Assets - Securities available for sale	$8,587	$—	$8,587	$—

September 30, 2013:

Assets - Securities available for sale	$6,856	$—	$6,856	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2014 and September 30, 2013 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014:

Loans	$571	$—	$—	$571
Foreclosed assets	$875	—	—	$875

Totals	$1,446	$—	$—	$1,446

September 30, 2013:

Loans	$572	$—	$—	$572
Foreclosed assets	1,006	—	—	1,006

Totals	$1,578	$—	$—	$1,578

Loans with a carrying amount of $726 and $818 were considered impaired and were written down to their estimated fair value of $571 and $572 as of June 30, 2014 and September 30, 2013, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $155 and $246 during the nine months ended June 30, 2014 and the year ended September 30, 2013, respectively. At June 30, 2014, the loans were valued based on the value of the underlying collateral, adjusted for selling costs.

At June 30, 2014 and September 30, 2013, foreclosed assets with a fair value less estimated costs to sell of $875 and $1,006, respectively, were acquired through or in lieu of foreclosure.

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

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

The carrying value and estimated fair value of financial instruments at June 30, 2014 and September 30, 2013 follow:

	June 30, 2014
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$11,653	$11,653	$—	$—
Other interest-bearing deposits	5,592	—	—	5,529
Securities available for sale	6,587	—	6,587	—
Securities held to maturity	4,007	—	4,046	—
Loans held for sale	728	—	728	—
Loans	81,697	—	—	82,431
Accrued interest receivable	357	357	—	—
Cash value of life insurance	3,217	—	—	3,217
Federal Home Loan Bank stock	652	—	652	—

Financial liabilities:
Deposits	$102,016	$—	$—	$100,890
Advance payments by borrowers for taxes and insurance	660	—	—	660
Borrowed funds	5,000	—	—	5,446
Accrued interest payable	69	69	—	—

	September 30, 2013
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$11,652	$11,652	$—	$—
Other interest-bearing deposits	5,245	—	—	5,525
Securities available for sale	8,587	—	8,587	—
Securities held to maturity	2,494	—	2,505	—
Loans held for sale	—	—	—	—
Loans	77,116	—	—	78,709
Accrued interest receivable	418	418	—	—
Cash value of life insurance	3,155	—	—	3,155
Federal Home Loan Bank stock	652	—	652	—

Financial liabilities:
Deposits	$100,132	$—	$—	$103,919
Advance payments by borrowers for taxes and insurance	772	—	—	772
Federal funds purchased	304	—	—	304
Borrowed funds	5,500	—	—	5,963
Accrued interest payable	55	55	—	—

Limitations - The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the consolidated balance sheets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 9.	Employee Stock Ownership Plan

The Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees effective January 1, 2014. On April 23, 2014, the date of conversion, the ESOP borrowed $719 from the Company and used those funds to acquire 71,935 shares of the Company’s stock at a price of $10.00 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayment made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets.

The $719 loan for the ESOP purchase was borrowed from the Company and requires annual payments to be made by the ESOP of approximately $41, including principal and interest at a rate of 3.25%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations.

Note 10.	Subsequent events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2014 but prior to the release of these financial statements.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2014, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011 and 2013, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, and again at June 30, 2014 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.

Overview

On April 23, 2014, the Company completed the sale of 899,190 shares of common stock in connection with the mutual to stock conversion of the Bank. The Company contributed approximately $6.5 million of the net proceeds of the offering to the Bank. As further discussed in the Company’s Prospectus dated February 11, 2014 filed with the Securities and Exchange Commission on February 21, 2014, the capital raised in the stock offering is part of our strategy to improve our results of operations by growing our earnings base, especially the size of our loan portfolio. Although the additional capital raised in the offering will support this effort, the conversion will have a short-term adverse impact on our operating results due to ongoing expenses related to being a public company. These additional expenses include costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.

During the quarter ended June 30, 2014, we experienced a net loss of $247,000. Net interest income increased by $116,000 for the quarter ended June 30, 2014, compared to the quarter ended June 30, 2013. In addition, the provision for loan losses decreased by $17,000 for the 2014 quarter compared to 2013, as credit quality continued to improve. However, noninterest income decreased by $44,000 for the third quarter of 2014 compared to the third quarter of 2013, primarily due to a decrease of $40,000 in mortgage banking income.

We do not anticipate net income until we are able to achieve significant growth in our earnings base. While we have already started to increase our interest income by increasing our earnings base, including our loan portfolio, it will take additional time to fully deploy the proceeds of the offering into higher earning assets. Although we hope to return to profitability in 2016, we cannot predict with specificity when or whether this will occur. A return to profitability is dependent upon, among other things, prudent loan growth, no significant additions to our allowance for loan losses, no significant losses on the disposition of other real estate owned, a significant portion of noninterest income provided by mortgage banking, and expense management.

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Total assets increased $8.1 million, or 7.0% to $123.3 million at June 30, 2014 from $115.2 million at September 30, 2013. Net loans increased by $4.6 million, loans held for sale increased by $728,000, total investment securities increased by $3.2 million, and other interest-bearing deposits increased by $347,000.

Net loans, excluding loans held for sale, increased by $4.6 million, or 6.0%, to $81.7 million at June 30, 2014 from $77.1 million at September 30, 2013. The increase in net loans during the nine months ended June 30, 2014 was primarily the result of a $1.7 million increase in multifamily real estate loans, a $1.2 million increase in commercial real estate loans, a $411,000 increase in one- to four-family residential mortgage loans and a $1.3 million increase in one- to four-family investor mortgage loans.

Loans held for sale increased to $728,000 from no loans held for sale at September 30, 2013. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities increased $3.2 million, or 34.0%, to $12.6 million at June 30, 2014. Securities available for sale increased $1.7 million, while securities held to maturity increased by $1.5 million.

Our investment in bank-owned life insurance increased $62,000 to $3.2 million during the nine months ended June 30, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Foreclosed assets decreased $131,000 to $875,000 at June 30, 2014.

Total deposits increased $1.9 million, or 1.9%, to $102.0 million at June 30, 2014 from $100.1 million at September 30, 2013. As part of our plan to reduce our reliance on certificates of deposit, we allowed higher costing certificates of deposit to run off at maturity during the period ended June 30, 2014. During the period, certificates of deposit decreased $2.9 million, or 9.4% to $27.8 million. Total core deposits, which we consider to be all deposits except time deposits, increased by $4.8 million, or 6.9% to $74.2 million as a result of a $3.5 million increase in demand accounts, and a $1.3 million increase in money market and savings deposits.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased by $500,000 to $5.0 million at June 30, 2014. At June 30, 2014, and September 30, 2013, we also had $0 and $304,000 of overnight federal funds, respectively.

Other liabilities increased $1.3 million to $2.5 million primarily as a result of trade date accounting on a $1 million investment. The trade date was June 20, 2014 and the settlement date was in July 16, 2014.

Total equity increased $5.9 million, or 80.8%, to $13.2 million at June 30, 2014 from $7.3 million at September 30, 2013. The increase was primarily due to the stock conversion and the related stock offering. In the conversion the Bank became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible members of the Bank and to the public. The conversion was completed with the sale of 899,190 shares at $10 per share on April 23, 2014 and shares of the Company began trading on April 24, 2014. The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized approximately $1.6 million in reorganization and stock issuance costs as of June 30, 2014. In addition, $719,000 of the net proceeds was used to fund the loan to the employee stock ownership plan and $710,000 of the $719,000 are considered as unearned on June 30, 2014. The net loss of $854,000 for the nine months ended June 30, 2014 reduced equity.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

General. We recorded a net loss of $247,000 for the three months ended June 30, 2014, compared to a net loss of $201,000 for the three months ended June 30, 2013. Net interest income increased by $116,000 and provision for loan losses decreased by $17,000 for the three months ended June 30, 2014. However, this improvement was more than offset by a $44,000 decrease in noninterest income and a $136,000 decrease in income tax benefit. During the quarters ended June 30, 2014, and 2013 we had income tax benefit of $0 and $136,000, respectively. As a result of the valuation allowance recognized against our deferred tax asset at September 30, 2013, we will not recognize a tax benefit until we have sufficient cumulative earnings to eliminate the deferred tax asset valuation allowance.

Net Interest Income. Net interest income increased $116,000, or 14.4%, to $921,000 for the three months ended June 30, 2014 from $805,000 for the three months ended June 30, 2013. The increase in net interest income resulted from an increase of $68,000 in interest and dividend income and a decrease of $48,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $68,000, or 7.0%, to $1.0 million for the three months ended June 30, 2014 from $976,000 for the three months ended June 30, 2013. The increase resulted from a $51,000 increase in interest and dividend income on securities and a $17,000 increase in interest income on loans.

Interest income on loans increased $17,000, or 1.8%, to $960,000 for the quarter ended June 30, 2014 from $943,000 for the quarter ended June 30, 2013. This increase resulted from a $2.7 million increase in the average balance of loans to $84.5 million that was partially offset by a 9 basis point decrease in the average yield on loans to 4.56%. The average balance of loans rose as loans held for sale declined $1.1 million and total loans increased as we deployed some of the funds raised in the stock conversion.

Interest and dividend income on investment securities increased by $51,000 to $58,000 for the quarter ended June 30, 2014 from $7,000 for the quarter ended June 30, 2013. The increase was due to a $10.1 million increase in the average balance of investment securities to $11.0 million for the quarter ended June 30, 2014 partially offset by a 107 basis point decrease in the average yield on investment securities to 2.12%. The average balance of investment securities increased as we began investing cash and cash equivalents in investment securities in the second half of fiscal 2013.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $48,000, or 28.1%, to $123,000 for the quarter ended June 30, 2014 from $171,000 for the quarter ended June 30, 2013. The decrease was due to a $43,000, or 35.5%, decrease in the cost of interest-bearing deposits and a $5,000, or 10.0%, decrease in the cost of borrowings.

The $43,000 decrease in interest expense from deposits was the result of a $54,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $6.4 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013, while the average cost of such deposits decreased to .78% from 1.25% for the same periods, respectively.

The cost of borrowings decreased $5,000 for the quarter ended June 30, 2014, primarily due to a decline of $508,000 in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $34,000 for the three months ended June 30, 2014, compared to a provision for loan losses of $51,000 for the three months ended June 30, 2013. The allowance for loan losses was $1.2 million, or 130.7% of non-performing loans, at June 30, 2014, compared to $1.2 million, or 106.1% of non-performing loans, at June 30, 2013. The decreased provision for loan losses for the quarter ended June 30, 2014 reflects management’s view of the losses inherent in the loan portfolio. Nonperforming loan balances decreased $200,000 to $1.0 million at June 30, 2014 compared to June 30, 2013. The allowance for loan losses increased $32,000 in the three months ended June 30, 2014 as the $34,000 provision for loan losses and the $2,000 recoveries on previously charged off loans was partially offset by net loan charge offs totaling $4,000.

Noninterest Income. Noninterest income decreased $44,000 to $175,000 for the three months ended June 30, 2014, compared to $219,000 for the three months ended June 30, 2013. The decrease was primarily due to a $40,000 decrease in mortgage banking income to $36,000 for the quarter ended June 30, 2014. Noninterest income from service fees declined by $11,000 to $64,000 for the quarter ended and was offset by an $11,000 gain on sale of securities.

Noninterest Expense. Noninterest expense decreased $1,000, or .17%, to $1.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The largest component increases were compensation and employee benefits which increased $27,000 from $589,000 and data processing and office expense which increased $24,000 from $210,000. These increases were offset by a decrease of $63,000 in other expenses.

Income Tax Expense. We recorded no income tax expense for the three months ended June 30, 2014 and $136,000 tax benefit for the three months ended June 30, 2013. Although we had losses in both quarters, we recorded no tax benefit in the quarter ended June 30, 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Comparison of Results of Operations for the Nine Months Ended June 30, 2014 and 2013

General. We recorded a net loss of $854,000 for the nine months ended June 30, 2014, compared to a net loss of $448,000 for the nine months ended June 30, 2013. The provision for loan losses for the period ended June 30, 2014 decreased by $245,000 compared to the period ended June 30, 2013, and noninterest expense for the same two periods decreased by $98,000. However, these improvements were more than offset by a $16,000 decrease in net interest income and a $408,000 decrease in noninterest income. During the nine month periods ended June 30, 2014, and 2013 we had income tax benefit of $0 and $325,000, respectively. As a result of the valuation allowance recognized against our deferred tax asset at September 30, 2013, and June 30, 2014 we will not recognize a tax benefit until we have sufficient cumulative earnings to eliminate the deferred tax asset valuation allowance.

Net Interest Income. Net interest income decreased $16,000, or 0.6%, to $2.6 million for the nine months ended June 30, 2014 from $2.6 million for the nine months ended June 30, 2013. The decrease in net interest income resulted from a decrease of $205,000 in interest and dividend income, partially offset by a decrease of $189,000 in interest expense.

Interest and Dividend Income. Interest and dividend income decreased $205,000, or 6.4%, to $3.0 million for the nine months ended June 30, 2014 from $3.2 million for the nine months ended June 30, 2013. The decrease resulted primarily from a $339,000 decrease in interest income on loans, partially offset by a $147,000 increase in interest and dividend income on securities.

Interest income on loans decreased $339,000, or 10.9%, to $2.7 million for the nine months ended June 30, 2014 from $3.1 million for the nine months ended June 30, 2013. This decrease resulted from a 37 basis points decrease in the average yield on loans to 4.46%, and a $3.1 million decrease in the average balance of loans to $82.1 million. The average balance of loans fell as loans held for sale declined $3.2 million and other loans increased $100,000.

Interest and dividend income on investment securities increased by $147,000 to $172,000 for the nine months ended June 30, 2014 from $25,000 for the nine months ended June 30, 2013. The increase was due to a $7.8 million increase in the average balance of investment securities to $10.0 million for the period ended June 30, 2014, and a 69 basis point increase in the average yield on investment securities to 2.28%. The average balance of investment securities increased as we began investing cash and cash equivalents in investment securities in the second half of fiscal 2013.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $189,000, or 32.6%, to $390,000 for the period ended June 30, 2014 from $579,000 for the period ended June 30, 2013. The decrease was due to a $156,000, or 38.2%, decrease in the cost of interest-bearing deposits and a $33,000, or 19.3%, decrease in the cost of borrowings.

The $156,000 decrease in interest expense from deposits was primarily the result of a $170,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $8.1 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, while the average cost of such deposits decreased to 0.91% from 1.32% for the same periods, respectively.

The cost of borrowings decreased $33,000 for the period ended June 30, 2014, primarily due to a decline of $754,000 in the average balance of Federal Home Loan Bank advances.

Provision for Loan Losses. We recorded a provision for loan losses of $201,000 for the nine months ended June 30, 2014, compared to a provision for loan losses of $446,000 for the nine months ended June 30, 2013. The allowance for loan losses was $1.2 million, or 130.7% of non-performing loans, at June 30, 2014, compared to $1.2 million, or 106.1% of non-performing loans, at June 30, 2013. The decreased provision for loan losses for the period ended June 30, 2014 reflects management’s view of the losses inherent in the loan portfolio. Nonperforming loan balances decreased $200,000 to $1.0 million from June 30, 2013 to June 30, 2014. However, the allowance for loan losses increased $22,000 despite the lower provision for loan losses due to the $250,000 decrease in net charge-offs.

Noninterest Income. Noninterest income decreased $408,000 to $476,000 for the nine months ended June 30, 2014, compared to $884,000 for the nine months ended June 30, 2013. The decrease was primarily due to a $369,000 decrease in mortgage banking income to $62,000 for the period ended June 30, 2014.

Noninterest Expense. Noninterest expense decreased $98,000, or 2.6%, to $3.7 million for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The largest components of this decrease were other noninterest expense, which decreased $89,000, compensation and employee benefits, which decreased $45,000 and occupancy and equipment, which decreased by $41,000, and the cost of foreclosed assets, which decreased by $36,000. These decreases were partially offset by increases of $76,000 in data processing and office expenses, $35,000 in professional fees and $17,000 in advertising and promotions.

Income Tax Expense. We recorded no income tax expense for the nine months ended June 30, 2014 and $325,000 benefit for the nine months ended June 30, 2013. Although we had losses in both periods, we recorded no tax benefit in the nine months ended June 30, 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2014, we had $5.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $15.9 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At June 30, 2014, we also had the ability to borrow up to $1.2 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.5 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities available for sale. Prior to June 30, 2013, we had not purchased a substantial amount of investment securities in the last few years as part of our efforts to reduce our assets and improve our capital ratios. Our loans, net of allowance for loan losses, increased $4.6 million during the nine months ended June 30, 2014. Our investment securities balance has grown $13.3 million from June 30, 2013 to June 30, 2014.

Total deposits increased $1.9 million during the nine months ended June 30, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At June 30, 2014, certificates of deposit scheduled to mature within one year totaled $18.4 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2014, Home Savings Bank’s (“the Bank”) capital levels exceeded the levels required to be considered “well capitalized” under federal regulations. However, the Bank operates under a memorandum of understanding with the WDFI and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital at a level equal to 8.0% of total average assets and total risk-based capital of 12.0% of risk-weighted assets. At June 30, 2014, the Bank’s capital levels were above those required by the memorandum of understanding. At June 30, 2014, the Bank had Tier 1 capital equal to 9.9% of total average assets and total risk-based capital equal to 16.6% of risk-weighted assets. On April 23, 2014 Home Bancorp Wisconsin Inc. completed the sale of 899,190 shares of its common stock and has contributed $6.45 million to Home Savings Bank.

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

As of June 30, 2014, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Prospectus dated February 11, 2014 as filed with the Securities and Exchange Commission pursuant to Securities Rule 424(b)(3) on February 21, 2014.

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Part II — Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on February 21, 2014. As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 23, 2014, Home Bancorp Wisconsin, Inc. completed the sale of 899,190 shares of its common stock, including 71,935 shares purchased by Home Savings Bank’s employee stock ownership plan. The following information is provided with respect to the Company’s sale of its common stock.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-189668) was February 11, 2014.

b.	The offering was consummated on April 23, 2014, with the issuance of 899,190 securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as managing underwriter for the offering.

c.	The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 1,163,800 shares ($11,638,000) and the aggregate amount of such securities sold was 899,190 shares ($8,991,900). The shares were sold at $10.00 per share, which resulted in gross proceeds of $8,991,900.

d.	The expenses incurred in connection with the stock offering equaled approximately $1,570,000, including fees and expenses paid to and for underwriters of $347,000, attorney and accounting fees and expenses of $927,000 and other expenses of $296,000. The net proceeds to the Company resulting from the offering after deducting expenses equaled approximately $7,422,000.

e.	The Company contributed approximately $6.45 million of the net proceeds of the offering to Home Savings Bank. In addition, $719 of the net proceeds were used to fund the loan to the employee stock ownership plan, and approximately $252,000 of the net proceeds were retained by the Company. The net proceeds contributed to Home Savings Bank have been invested in loans and securities, including securities issued by U.S. Government agencies and U.S. Government-sponsored enterprises. The net proceeds retained by the Company have been deposited with Home Savings Bank.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of June 30, 2014 and September 30, 2013, (ii) the Statements of Income for the three and nine months June 30, 2014 and 2013, (iii) the Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (iv) the Statements of Equity for the nine months ended June 30, 2014 and 2013, (v) the Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: August 12, 2014	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: August 12, 2014	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer