Form 10-K
period 2014-09-30
Home Bancorp Wisconsin, Inc.
filed 2014-12-23
CIK 1578505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55183

HOME BANCORP WISCONSIN, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	46-3383278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3762 East Washington Avenue, Madison, Wisconsin	53704
(Address of principal executive offices)	(Zip Code)

(410) 823-4510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on April 24, 2014 (the first day the shares of common stock were publicly traded) was $8.6 million.

The number of shares outstanding of the registrant’s common stock as of December 23, 2014 was 899,190.

DOCUMENTS INCORPORATED BY REFERENCE: None.

INDEX

Part I

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on Home Bancorp Wisconsin, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the credit quality and composition of the loan and investment portfolios, valuation of assets acquired through foreclosure, deposit flows, competition, demand for loan products and for financial services in Home Bancorp Wisconsin, Inc.’s market area, changes in real estate market values in Home Bancorp Wisconsin, Inc.’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform as required. For further discussion of factors that may affect the results, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K (“Annual Report”). These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.

In this Annual Report , the terms “we,” “our,” and “us” refer to Home Bancorp Wisconsin, Inc. and Home Savings Bank, unless the context indicates another meaning. In addition, we sometimes refer to Home Bancorp Wisconsin, Inc. as “Home Bancorp Wisconsin” or the “Company,” and to Home Savings Bank as the “Bank.”

PART I

ITEM 1.	BUSINESS

General

Home Bancorp Wisconsin, Inc. is a Maryland chartered corporation established in June 2013 to become the holding company for Home Savings Bank in connection with the Bank’s mutual-to-stock conversion. Home Bancorp Wisconsin’s business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. Home Bancorp Wisconsin does not own or lease any property but instead uses the premises, equipment and other property of the Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, Home Bancorp Wisconsin may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Home Savings Bank is a Wisconsin chartered stock savings bank founded in 1895. We are headquartered in Madison, Wisconsin, and conduct our business from our four full-service banking offices, with three offices located in Madison, Wisconsin, and our fourth office located in Stoughton, Wisconsin.

Our primary business activity consists of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans (including both owner-occupied and investor loans), commercial and multi-family real estate loans, home equity loans and lines of credit, and, to a more limited extent, commercial business loans, construction loans and consumer loans (consisting primarily of student loans). At September 30, 2014, $37.1 million, or 42.9%, of our total loan portfolio was comprised of one- to four-family residential real estate loans. Of these loans, $24.0 million were secured by owner-occupied properties and $13.1 million were loans to investors for the purchase and refinance of non owner-occupied one- to four-family residential real estate. At September 30, 2014, $19.3 million, or 22.3%, of our total loan portfolio was comprised of commercial real estate loans, $14.7 million, or 17.0%, of our total loan portfolio was comprised of multi-family residential loans, and $10.0 million, or 11.6%, of our total loan portfolio was comprised of home equity loans and lines of credit.

We also invest in securities, which at September 30, 2014 consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. A portion of our funds are also held in federally insured certificates of deposits at other financial institutions.

We offer a variety of deposit accounts, including money market accounts, savings accounts, NOW accounts, individual retirement accounts and certificate of deposit accounts. From time to time we have also used borrowings to fund our operations. At September 30, 2014 we had deposits of $97.7 million. At that same date we had borrowings consisting of $5.0 million of advances from the Federal Home Loan Bank of Chicago and $2.0 million of overnight federal funds.

We are dedicated to offering a wide range of banking products and delivery systems, including online banking, online mortgage applications and mobile banking.

We also offer investments and wealth management services at all of our locations through investment advisors registered with Raymond James Financial Services, Inc.

Home Savings Bank is subject to regulation and examination by the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation. Our executive offices are located at 3762 East Washington Avenue, Madison, Wisconsin 53704, and our telephone number at that address is (608) 282-6000. Our website address is www.home-savings.com. Information on our website is not incorporated into this annual report on Form-K and should not be considered part of this annual report on Form 10-K.

Available Information

The Bank’s website address is www.home-savings.com. Information on the Bank’s website should not be considered a part of this Annual Report.

Market Area

According to the U.S. Census Bureau, between 2000 and 2010 the population and median household income of Dane County have grown faster than in Wisconsin and the United States, and this trend is projected to continue through 2017. Between 2000 and 2010, Dane County’s population increased by 14.4%, compared to 6.0% and 9.7% for Wisconsin and the United States, respectively. Between 2010 and 2017, Dane County, Wisconsin and the United States are projected to increase in population at rates of 7.7%, 3.2% and 4.9%, respectively. Growth in households in Dane County has also outpaced that in Wisconsin and the United States, and is projected to do so through 2017.

From 2000 to 2010, median household income in Dane County, Wisconsin and the United States increased by 25.8%, 19.6 % and 19.2% to $61,913, $52,374 and $50,046, according to data from the US Census Bureau. According to ESRI, a private provider of demographic data, between 2010 and 2017 Dane County is projected to experience a median household income increase of 14.5% to $70,898, while Wisconsin and the United States are projected to increase by 9.3% to $57,220 and by 13.7% to $56,895, respectively.

Based on data from the US Bureau of Labor Statistics, Dane County has been characterized by lower unemployment rates than Wisconsin and the United States. In October 2014, Dane County’s rate of unemployment was 3.4%, the unemployment rate in Wisconsin was 5.4%, and the United States’ unemployment rate decreased to 5.8%.

In 2010, the services industry, wholesale/retail trade industry and manufacturing industry provided the first, second and third highest levels of employment, respectively, for Dane County, according to the US Census Bureau.

Competition

We face significant competition within our market both in making loans and attracting deposits. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

We are a small community savings bank and as of June 30, 2014 (the latest date for which information is available), our market share was 0.79% of total FDIC-insured deposits in Madison, Wisconsin, making us the 17th largest out of 24 financial institutions in Madison. On that same date, our market share was 10.27% of total FDIC-insured deposits in Stoughton, Wisconsin, making us the 5th largest out of 6 financial institutions in Stoughton.

Lending Activities

General. Our principal lending activities include one- to four-family residential real estate loans (including both owner-occupied and investor loans), commercial real estate loans, multi-family real estate loans, and home equity loans and lines of credit. To a more limited extent, we also offer consumer loans (consisting primarily of student loans), commercial business loans and construction loans.

As part of our efforts to increase our interest income, we intend to increase our origination of short term fixed-rate and adjustable rate commercial real estate loans, multi-family real estate loans and loans to investors for the purchase of non-owner occupied one- to four-family real estate loans (referred to herein as “one- to four-family investment property loans”). In addition, we intend to increase our portfolio of home equity loans and lines of credit.

We have also purchased and sold participations in loans, primarily commercial real estate loans, multi-family real estate loans and construction and development loans. However, we currently do not participate in construction and development loans. See “—Loan Originations, Participations, Purchases and Sales.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan collateral at the dates indicated, excluding loans held for sale. At September 30, 2014 we had $320,000 loans held for sale, compared to no loans held for sale at September 30, 2013.

	At September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$23,945	27.74%	$24,599	31.28%
One- to four-family investment property	13,131	15.21%	10,837	13.78%
Commercial	19,273	22.32%	17,022	21.65%
Multi-family	14,718	17.05%	10,474	13.32%
Construction	1,092	1.26%	1,387	1.76%
Home equity loans and lines of credit	10,044	11.63%	10,374	13.19%
Commercial business loans	1,662	1.93%	1,557	1.98%
Consumer loans	2,470	2.86%	2,392	3.04%

Total	86,335	100.00%	78,642	100.00%

Less:
Net deferred loan expenses	47		23
Undisbursed loan proceeds	128		357
Allowance for loan losses	1,403		1,146

Total loans	$84,757		$77,116

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2014, excluding loans held for sale. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

September 30, 2014	One- to Four- Family Residential Real Estate (1)	Commercial Real Estate	Multi- Family Real Estate	Construction
	(In thousands)
Amounts due in:
One year or less	$1,287	$7,287	$1,821	$687
More than one to two years	434	2,200	683	—
More than two to three years	401	3,147	818	—
More than three to five years	4,904	5,462	3,984	24
More than five to ten years	4,447	1,019	6,226	92
More than ten to 15 years	1,463	158	334	—
More than 15 years	24,140	—	852	289

Total	$37,076	$19,273	$14,718	$1,092

September 30, 2014	Home Equity Loans and Lines of Credit	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$4,417	$1,416	$576	$17,491
More than one to two years	974	59	42	4,392
More than two to three years	1,690	94	46	6,196
More than three to five years	2,445	65	122	17,006
More than five to ten years	518	28	1,094	13,424
More than ten to 15 years	—	—	—	1,955
More than 15 years	—	—	590	25,871

Total	$10,044	$1,662	$2,470	$86,335

(1)	Includes one- to four-family investment property loans.

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed and adjustable-rate loans at September 30, 2014 that are contractually due after September 30, 2015, excluding loans held for sale.

	Due After September 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$3,424	$20,477	$23,901
One- to four-family investment properties	6,620	5,268	11,888
Commercial	10,572	1,414	11,986
Multi-family	9,734	3,163	12,897
Construction	116	289	405
Home equity loans and lines of credit	2,993	2,634	5,627
Commercial business loans	246	—	246
Consumer loans	254	1,640	1,894

Total loans	$33,959	$34,885	$68,644

One- to Four-Family Residential Real Estate Lending. As of September 30, 2014, $24.0 million, or 27.7% of our total loans, consisted of residential mortgage loans secured by owner-occupied one- to four-family properties. We also make loans to investors for the purchase and refinance of one- to four-family residential properties that are not owner-occupied, which are described below under “One- to Four-Family Investment Property Loans”.

We sell a portion of our conforming one- to four-family mortgage loans with terms of 15 years or more in the secondary market. We determine the amount of such loans that we sell based on interest rate risk and balance sheet considerations.

During recent years, we have sold substantially all of such loans, although, depending on market conditions, we may not do so in the future. During the fiscal year ended September 30, 2014 and 2013, we sold $6.7 million and $43.5 million of the owner-occupied one- to four-family mortgage loans that we originated, respectively.

Generally, one- to four-family residential mortgage loans secured by owner-occupied properties are originated in amounts up to 95% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. On occasion, borrowers have combined a first mortgage loan and home equity loan with a combined loan-to-value ratio of up to 90% to avoid the need for private mortgage insurance. Fixed-rate one- to four-family mortgage loans generally are originated for terms of 15 to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures, which allows us to sell the loans in the secondary market, consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for owner-occupied one- to four-family properties. These loans are generally nonconforming, including loans for amounts above the lending limit for conforming loans (“jumbo loans”). Our typical adjustable rate loan for owner-occupied one- to four-family mortgage loan has a competitive initial rate that typically resets at an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1 or 3 years), with a maximum rate adjustment of 2% per adjustment, and a lifetime maximum adjustment of 6% above the initial rate. Our owner occupied adjustable rate loans do not have a floor. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. During the fiscal years ended September 30, 2014 and 2013, $4.1 million and $3.9 million of the owner-occupied one- to four-family mortgage loans that we originated had adjustable rates, respectively.

Virtually all of our one- to four-family residential real estate loans are secured by properties located in our primary lending area, which we define as Dane County, Wisconsin and contiguous counties.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

One- to Four-Family Investment Property Loans. We originate loans on one- to four-family investment properties. The subject properties are non-owner occupied and generally under a business name or in the name of an individual who owns more investment property than what is allowed under guidelines set by government-sponsored enterprises. At September 30, 2014, one- to four-family investment property loans totaled $13.1 million, which amounted to 15.2% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. Our one- to four-family investment property loans are generally fixed rate balloons or adjustable rate loans. Adjustable rate loans have a competitive initial rate that typically reset to an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1 or 3 years), with a maximum rate adjustment of 2% per adjustment, and a lifetime maximum adjustment of 6-8% above the initial rate. Our adjustable rate one- to four-family investment property loans generally also have a floor, which currently is about 4%. Adjustable rate loans may have terms from 10-30 years, and are fully amortizing. Our fixed rate balloon loans for one- to four-family investment property typically have five year terms and amortize over 30 years.

We generally target one- to four-family investment property loans with balances up to $750,000. At September 30, 2014, our average one- to four-family investment property had a balance of $199,000. Virtually all of our one- to four-family investment property loans are secured by properties located in our primary lending area, which we define as Dane County, Wisconsin and contiguous counties.

In reaching a decision on whether to make one- to four-family investment loans, we consider the net operating income of the property, the borrower’s expertise and credit history, the global cash flow of the borrowers and the value of the underlying property. We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.15. Generally, one- to four-family real estate loans made to business entities require the principals to execute the loan agreements in their individual capacity, as well as signing on behalf of such business entity.

A borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require borrowers receiving one- to four-family investment property loans to provide annually updated financial statements and federal tax returns, as we do of individual principals on our commercial real estate loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at September 30, 2014 was a $814,000 loan collateralized by a four unit property located in Madison, Wisconsin. This loan was performing according to its terms at September 30, 2014.

Loans secured by one- to four-family investment properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by one- to four-family investment properties are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.

Commercial and Multi-Family Real Estate Lending. We offer commercial real estate and multi-family real estate loans, which provide us the opportunity to enhance the yield and reduce the term to maturity of our loan portfolio. At September 30, 2014, we had $19.3 million in commercial real estate loans, representing 22.3% of our total loan portfolio, and $14.7 million in multi-family real estate loans, representing 17.1% of our total loan portfolio. We intend to prudently increase our current level of commercial and multi-family real estate loans, subject to future economic, market and regulatory conditions.

Our commercial and multi-family real estate loans are generally fixed rate balloons or adjustable rate loans. Adjustable rate loans have a competitive initial rate that typically resets to an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1 or 3 years), with no limit on adjustments. Adjustable rate loans may have terms from 10-30 years, and are fully amortizing. Our fixed rate balloon loans for commercial and multi-family real estate typically have five year terms and amortize over a period of up to 25 years.

Our real estate underwriting policies provide that commercial and multi-family real estate loans may be made in amounts of up to 80% of the appraised value of the property. We generally require a minimum debt service ratio of 1.25 (unless certain factors are met, in which case we may require a debt service ratio of 1.15 (or 1.00 for owner occupied properties).

Almost all of our commercial and multi-family real estate loans are collateralized by office buildings, mixed-use properties and five or more family residential real estate located in Dane County, Wisconsin and contiguous counties.

We consider a number of factors in originating commercial and multi-family real estate loans, including non-owner occupied, one- to four-family residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial and multi-family real estate loans in excess of $250,000 are appraised by outside independent appraisers who are approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial and multi-family real estate loans.

Commercial and multi-family real estate loans entail greater credit risks compared to owner-occupied one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Our loans-to-one borrower limit is currently $2.4 million, and we currently target commercial real estate and multi-family real estate loans with balances of up to $2.0 million. At September 30, 2014, our average commercial real estate loan had a balance of $448,000. At that same date, our largest commercial real estate loan totaled $1.8 million and was performing in accordance with its repayment terms. In addition to this loan, at September 30, 2014, the same borrower had provided guarantees for an additional $5.1 million of loans from Home Savings Bank. At September 30, 2014, our average multi-family real estate loan had a balance of $491,000. At that same date, our largest multi-family real estate loan totaled $1.1 million and was performing in accordance with its repayment terms. In addition to this loan, at September 30, 2014, the same borrower had provided guarantees for an additional $334,000 of loans from Home Savings Bank.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit secured by owner-occupied one- to four-family residences. We intend to increase our portfolio of home equity loans and lines of credit by expanding balances on current low and no balance loans and lines of credit, as well as offering new home improvement loans to homeowners who are deferring new home purchases. At September 30, 2014, outstanding home equity loans and equity lines of credit totaled $10.0 million, or 11.6% of total loans outstanding. At September 30, 2014, commitments to extend credit for home equity lines of credit totaled $16.3 million of which $ 6.6 million were outstanding loans. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest with terms up to 5 years. Loan-to-value ratios are generally limited to 80% when combined with the first security lien, if applicable. Our home equity lines of credit have five-year terms and adjustable rates of interest which are indexed to prime rate as published in the Wall Street Journal. Home equity lines of credit have a maximum interest rate of 18%, and no minimum interest rate. The average outstanding home equity loan balance was $20,000 at September 30, 2014, with the largest outstanding balance at that date of $314,000.

Construction and Land Loans. We originate construction loans to individuals and contractors for the construction of one- to four-family residential properties and, from time to time, commercial real estate and multi-family residential properties. We have also originated and participated in loans for construction and land development, although we do not intend to emphasize these loans in the near future. At September 30, 2014, $1.1 million, or 1.3%, of our total loan portfolio, consisted of construction and land loans, substantially all of which were secured by one- to four-family residential real estate. At September 30, 2014, the unadvanced portion of such loans totaled $128,000.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan converts to a longer term permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%, although the permanent loan may be for a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance if the loan-to-value ratio exceeds 80%. The average outstanding construction loan balance totaled $109,000 on September 30, 2014, with the largest outstanding balance at $370,000.

Before making a commitment to fund a residential construction loan, we require an appraisal of the property by an independent licensed appraiser. We also review and inspect each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full repayment of the loan.

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At September 30, 2014, we had $1.7 million of commercial business loans outstanding, representing 1.9% of our total loan portfolio. At that date, we also had $1.3 million of unfunded commitments on such loans. At that date, we also had $1.2 million of unfunded commitments on such loans, which included letters of credit totaling $651,000. These loans are generally originated to small- and medium-sized companies in our primary lending market. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock.

In underwriting commercial business loans, we generally lend up to 80% of the appraised value or purchase price of the collateral securing the loan, whichever is lower. The commercial business loans that we offer have fixed interest rates or adjustable-rate indexed to the prime rate as published in the Wall Street Journal plus an applicable margin, and with terms ranging from six months to five years. Our commercial business loan portfolio consists primarily of secured loans. When making commercial business loans, we consider the financial statements, lending history and debt service capabilities of the borrower (generally requiring a minimum ratio of 1.15), the projected cash flows of the business and the value of the collateral, if any. Virtually all of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than one- to four-family residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At September 30, 2014, our largest commercial business loan outstanding was for $473,000 and was secured by business inventory. At September 30, 2014, this loan was performing in accordance with its terms.

Consumer Loans. To a lesser extent, we also offer a variety of other consumer loans to individuals who reside or work in our market area, the majority of which are student loans or loans secured by passbook savings accounts and other collateral. At September 30, 2014, consumer loans totaled $2.5 million, or 2.9% of our loan portfolio. Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Consumer loans generally have greater risk compared to loans secured by one- to four-family residential real estate loans.

Loan Originations, Participations, Purchases and Sales. Our loan originations are generated by our loan personnel operating at our banking offices. All loans we originate are underwritten pursuant to our policies and procedures. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

We sell a portion of our conforming one- to four-family mortgage loans with terms of 15 years or more in the secondary market. We determine the amount of such loans that we sell based on interest rate risk and balance sheet considerations. During recent years, we have sold substantially all of such loans, although, depending on market conditions, we may not do so in the future.

During 2002 through 2008, we acquired a significant number of participations in non-residential loans originated by other lenders. Six of such loans, aggregating approximately $6.7 million, most of which were out-of-market construction and land development loans, required substantial provisions and charge-offs. We do not intend to emphasize loans for construction and land development or participations in loans that we do not originate in the near future.

Because of our small size, the amount that we are able to loan to one borrower is limited compared to larger banks with which we compete. In order to originate larger loans, including multi-family and commercial real estate loans, we have sold participations in some of our loans to other banks. We intend to expand our network of banks to which we may sell participations.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Years Ended September 30,
	2014	2013
	(In thousands)
Total gross loans at beginning of year (1)	$78,642	$85,225

Loans originated:
Real estate loans:
One- to four-family residential	10,840	46,987
One- to four-family investment property	3,381	4,612
Commercial	12,200	959
Multi-family	5,467	6,940
Construction	1,014	2,119
Home equity loans and lines of credit	810	1,831
Commercial business loans	599	453
Consumer loans	278	62

Total loans originated	34,589	63,963

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
One- to four-family investment property	—	—
Commercial	1,000	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total loans purchased	1,000	—

Loans sold:
Real estate loans:
One- to four-family residential	(6,700)	(43,462)
One- to four-family investment property	—	—
Commercial	—	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total loans sold	(6,700)	(43,462)

Principal repayments and charge-offs	(20,876)	(27,084)

Net loan activity	8,013	(6,583)

Total gross loans at end of year (1)	$86,655	$78,642

(1)	Includes loans held for sale.

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of Home Savings Bank’s capital. This limit may be increased to 50% of capital for loans secured by certain secured liabilities. At September 30, 2014, our largest loan was a commercial real estate loan for $1.8 million. At September 30, 2014, the same borrower had provided guarantees for an additional $5.1 million of loans from the Bank. At September 30, 2014, all of such loans were performing in accordance with the original terms.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Conforming one-to four-family loans may be approved by mortgage underwriters up to secondary market limits. Nonconforming one- to four-family loans up to $750,000 may be approved by a loan committee of officers. All loans above $750,000 and up to $1.25 million must be approved by the loan committee of the board of directors, and all loans above $1.0 million must be approved by the full board of directors.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. A late notice is sent 10-15 days after the payment due date. If the loan is not brought current, calls are made to attempt to obtain a payment or commitment to make a payment. Borrowers who become 30 days late are added to a collection task data base. Follow up calls are made, and if contact cannot be made by telephone, additional letters are sent. If a borrower does not respond timely, a meeting with the borrowers is requested. When a borrower is 60 to 90 days late, a “right-to-cure” notice is sent, if applicable. If the borrower does not respond to the right to cure notice, the loan is turned over to our attorney to ensure that further collection activities are conducted in accordance with applicable laws and regulations. All loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits an Asset Classification Report detailing delinquencies to the board of directors on a monthly basis.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	At September 30,
	2014			2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$117	$—	$316	$126	$574	$377
One- to four-family investment property loans	—	163	177	—	—	—
Commercial	—	—	—	—	1,410	—
Multi-family	—	—	—	—	—	—
Construction	—	—	53	—	—	—
Home equity loans and lines of credit	27	56	—	57	—	127
Commercial business loans	—	—	230	92	—	93
Consumer loans	2	2	8	3	—	—

Total	$146	$221	$784	$278	$1,984	$597

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2014	2013
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$417	$377
Commercial	—	—
Multi-family	—	—
Construction	53	—
Home equity loans and lines of credit	—	127
Commercial business loans	230	93
Consumer loans	8	—

Total non-accrual loans	708	597

Accruing loans past due 90 days or more	76	—

Total of nonaccrual loans and accruing loans 90 days or more past due	784	597

Real estate owned:
One- to four-family	—	—
Commercial	469	517
Multi-family	—	—
Other	306	489

Total real estate owned	775	1,006

Other non-performing assets	—	—

Total non-performing assets	1,559	1,603

Accruing troubled debt restructurings	397	834

Total non-performing assets and performing troubled debt restructurings	$1,956	$2,437

Total non-performing loans to total loans (1)	0.91%	0.76%
Total non-performing assets to total assets	1.31%	1.39%
Total non-performing assets and accruing troubled debt restructurings to total assets	1.64%	2.12%
Total loans (1)	$86,335	$78,642
Total assets	$119,432	$115,207

(1)	Total gross loans excluding loans held for sale.

For the years ended September 30, 2014 and 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms equaled $42,000 and $23,000, respectively. Interest income recognized on such loans for the years ended September 30, 2014 and 2013 equaled $5,000 and $10,000, respectively.

At September 30, 2014, non-accrual loans consisted of ten loans to eight borrowers. Three of these loans, totaling $417,000, are secured by residential real estate. One loan for $53,000 is secured by land. Two loans, totaling $230,000 are commercial business loans and are secured by business assets. Four loans totaling $8,000 are unsecured consumer loans. One loan for $76,000 is past due more than 90 days and accruing and is secured by residential real estate. At September 30, 2013, non-accrual loans consisted of nine loans to eight borrowers. Seven of these loans, totaling $504,000, were secured by commercial and residential real estate. One loan, for $93,000, was a commercial business loan to one borrower and was secured by business assets.

At September 30, 2014, we had four troubled debt restructurings totaling $480,000, all of which, except one loan for $83,000 that is 273 days past due, were performing under their restructured terms. These loans included one $78,000 residential construction loan, one $83,000 business loan secured by business assets, one $256,000 loan secured by residential real estate properties, and one $63,000 loan secured by commercial real estate.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Home Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables.”

The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2014 and 2013. The classified assets total at September 30, 2014 and 2013 includes nonperforming loans of $1.6 million and $325,000, respectively.

	At September 30,
	2014	2013
	(In thousands)
Classified assets:
Substandard	$2,420	$2,512
Doubtful	—	—
Loss	—	—

Total classified assets	$2,420	$2,512

Special mention	$1,721	$1,652

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At September 30, 2014, we had no potential problem loans that are not accounted for above under “—Classified Assets.”

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. Management and the board of directors evaluate our allowance for loan losses at least quarterly. We have not made any changes to the external factors in the calculation during the year as we believe the local economy has stabilized. We will continue to monitor all items involved in the allowance calculation closely.

In addition, the regulatory agencies, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

We recorded a $356,000 provision for loan losses for the year ended September 30, 2014, and a $547,000 provision for loan losses for the year ended September 30, 2013. The allowance for loan losses was $1.4 million, or 1.6% of total loans, at September 30, 2014, compared to $1.1 million, or 1.5% of total loans, at September 30, 2013.

Our allowance for loan losses increased from September 30, 2011 through September 30, 2014, even though our portfolio of loans decreased over this same period. This is primarily due to our methodology for calculating our allowance for loan losses on loans collectively evaluated for impairment, which constituted approximately 97.6% of our gross loans at September 30, 2014. Our methodology for calculating the allowance for such loans includes the application of a historical loan loss factor based on loan charge-offs over the past 36 months divided by average loan balances. This factor is calculated and applied to each loan category separately. Our 36 month historical loan losses remain high, especially in commercial real estate construction and development loans. Our loan portfolio has decreased from $98.4 million at September 30, 2011 to $86.3 million at September 30, 2014. Consequently, the historical loan loss factor has increased as charge-offs over the last 36 months remain high and are divided by a decreasing average loan balance. Our non-performing loans and classified assets have exhibited significant improvement through September 30, 2014, but loan losses during prior years continue to affect the level of our allowance for loan losses due to the application of the historical loan loss factor.

Consistent with our business strategy, we intend to increase our originations of multi-family real estate loans and loans secured by non-owner occupied one- to four-family properties. These types of loans generally bear higher risk than owner occupied one- to four-family residential real estate loans. We expect that increases in such loans will cause our allowance for loan losses to increase.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2014	2013
	(Dollars in thousands)
Allowance at beginning of year	$1,146	$1,129
Provision for loan losses	356	547
Charge offs:
Real estate loans:
One- to four-family residential (1)	—	34
Commercial	—	400
Multi-family	—	—
Construction	—	26
Home equity loans and lines of credit	100	21
Commercial business loans	1	40
Consumer loans	13	22

Total charge-offs	114	543

Recoveries:
Real estate loans:
One- to four-family residential (1)	3	—
Commercial	—	—
Multi-family	—	—
Construction	1	10
Home equity loans and lines of credit	1	1
Commercial business loans	—	—
Consumer loans	10	2

Total recoveries	15	13

Net charge-offs	(99)	(530)

Allowance at end of year	$1,403	$1,146

Allowance to non-performing loans (2)	178.95%	191.96%
Allowance to total loans outstanding at the end of the period (3)	1.62%	1.46%
Net charge-offs to average loans outstanding during the year	0.12%	0.63%

(1)	Includes one- to four-family investment property loans.
(2)	Excludes accruing troubled debt restructurings.
(3)	Includes loans held for sale.

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of allowance for loan losses by loan category at the dates indicated. The table also reflects each loan category as a percentage of total loans receivable. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$323	23.02%	$227	45.06%
Commercial	635	45.26	325	21.65
Multi-family	37	2.64	16	13.32
Construction	50	3.56	164	1.76
Home equity loans and lines of credit	181	12.90	253	13.19
Consumer loans	22	1.57	29	3.04
Commercial business loans	155	11.05	132	1.98

Total	$1,403	100.00%	$1,146	100.00%

Securities Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to maximize portfolio yield over the long term in a manner that is consistent with liquidity needs, pledging requirements, asset and liability strategies, and safety and soundness concerns.

Our investment committee, consisting of our President and Chief Executive Officer, and our Senior Vice President, Chief Financial Officer and Investment Officer, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Investment Officer are each authorized to execute purchases or sales of securities permitted under our investment policy, subject to the limits set forth in the our interest rate risk and asset liability management policy. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.

Although Wisconsin law would allow Home Savings Bank to invest in a wider variety of investment securities, our Investment Policy generally limits our investments to:

•	Direct obligations of the U.S. Treasury and securities issued or backed by federal agencies or U.S. government-sponsored enterprises.

•	Other securities, including mortgage-related instruments, issued or backed by the U.S. Government, federal agencies or U.S. government-sponsored enterprises.

•	Debt obligations of a U.S. state or political subdivision such as a county, city, town, village, or municipality that represent general obligations of the issuer or revenue bonds.

•	Certificates of deposit, if federally insured.

At September 30, 2014, our investment portfolio consisted of U.S. agency securities. At September 30, 2014, we also owned $652,000 in Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to hold stock in the Federal Home Loan Bank of Chicago.

At September 30, 2014, we had no investments in a single company or entity (other than agencies of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of Chicago) at the dates indicated.

	At September 30,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$7,930	$7,922	$6,852	$6,856

	At September 30,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
U.S. agency securities	$3,893	$3,927	$2,494	$2,505

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. agency securities	$—	—%	$511	1.67%	$4,481	1.83%	$2,938	1.77%	$7,930	$7,922	1.80%

Securities held-to-maturity:
U.S. agency securities	$—	—%	$—	—%	$1,337	2.56%	$2,556	2.51%	$3,893	$3,927	2.53%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities, Federal Home Loan Bank advances and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer statement and passbook savings accounts, NOW accounts, noninterest-bearing demand accounts, money market accounts and certificates of deposit. Our strategic plan includes the continued reduction of certificates of deposit and a greater emphasis on customer relationships and core deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2014, $26.4 million, or 27.04% of our total deposit accounts were certificates of deposit, of which $16.8 million had maturities of one year or less.

The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Year Ended September 30,
	2014		2013
	Average Balance	Percent	Average Balance	Percent
	(Dollars in thousands)
Demand	$27,624	27.60%	$25,682	24.49%
Money market	29,704	29.68	29,922	28.54
Savings	13,959	13.94	12,870	12.27
Certificates of deposit	28,806	28.78	36,388	34.70

Total	$100,093	100.00%	$104,862	100.00%

As of September 30, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $8.6 million. The following table sets forth the maturity of these certificates as of September 30, 2014.

At September 30, 2014
(In thousands)
Maturity Period:
Three months or less	$1,369
Over three through six months	1,499
Over six through twelve months	2,761
Over twelve months	2,965

Total	$8,594

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2014	2013
	(In thousands)
Interest Rate:
Less than 1%	$18,964	$18,831
1.00% - 1.99%	4,267	6,620
2.00% - 2.99%	2,664	3,231
3.00% - 3.99%	518	1,081
4.00% - 4.99%	1	921

Total	$26,414	$30,684

The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At September 30, 2014
	Period to Maturity
	One Year or Less	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1%	$14,289	$3,244	$1,324	$107	$18,964	71.80%
1.00% - 1.99%	270	1,363	271	2,363	4,267	16.15
2.00% - 2.99%	1,725	524	225	190	2,664	10.09
3.00% - 3.99%	518	—	—	—	518	1.96
4.00% - 4.99%	—	—	—	1	1	—

Total	$16,802	$5,131	$1,820	$2,661	$26,414	100.00%

Borrowings. As a member of the Federal Home Loan Bank of Chicago, Home Savings Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2014, the Bank’s available and unused portion of Federal Home Loan Bank advances totaled $5.0 million. On September 30, 2014, we borrowed our maximum $2.0 million of overnight federal funds through the Bankers’ Bank of Wisconsin. In addition, we have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	Year Ended September 30,
	2014	2013
	(Dollars in thousands)
Average amount outstanding during the year	$5,085	$5,681
Weighted average interest rate during the year	3.61%	3.90%
Maximum amount outstanding at any month end	$5,500	$6,500
Balance outstanding at end of year	$5,000	$5,500
Weighted average interest rate at end of year	3.56%	3.58%

Employees

As of September 30, 2014, we had 41 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Home Savings Bank has one inactive subsidiary, Home Agency, Inc.

REGULATION AND SUPERVISION

General

Home Savings Bank is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of Home Savings Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and Home Savings Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Home Savings Bank is subject to extensive regulation and supervision by the Wisconsin Department of Financial Institutions, Division of Banking and by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Home Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), governing reserves to be maintained against deposits and other matters. Home Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a bank holding company, Home Bancorp Wisconsin, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. Home Bancorp Wisconsin, Inc. is also required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. In addition, Home Bancorp Wisconsin is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Wisconsin Department of Financial Institutions, the Federal Deposit Insurance Corporation, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Home Bancorp Wisconsin and Home Savings Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Home Savings Bank and Home Bancorp Wisconsin. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Home Savings Bank and Home Bancorp Wisconsin.

Termination of Informal Agreements with Regulators

On June 6, 2012, Home Savings Bank entered into a memorandum of understanding (the “Memorandum”) with the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions, Home Savings Bank’s primary banking regulators. The Memorandum required, among other things, that Home Savings Bank maintain a Tier 1 capital level equal to 8.0% of total average assets and a total risk-based capital level equal to 12.0% of risk-weighted assets. On September 29, 2014, the Memorandum was terminated by the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions.

Intrastate and Interstate Merger and Branching Activities

Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the Wisconsin Department of Financial Institutions, establish one or more branch offices in the state of Wisconsin or the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon Wisconsin Department of Financial Institutions approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.

Federal Law and Regulation. The Interstate Banking Act permits the federal banking agencies to, under certain circumstances, approve acquisition transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law. The Interstate Banking Act, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch. Additionally, the IBA authorizes branching by merger, subject to certain state law limitations.

Loans and Investments

Wisconsin Law and Regulations Generally. In 2004, Home Savings Bank applied to the Wisconsin Department of Financial Institutions for, and received, certification as a “universal bank.” A “universal bank” has broader powers than a typical Wisconsin savings bank. For example, a universal bank may make, sell, purchase, arrange, participate in or otherwise deal in loans or extensions of credit for any purpose. A typical savings bank is subject to percentage of assets limits on certain types of loans such as commercial loans not secured by real estate and consumer loans. A universal bank is not subject to the qualified thrift investment requirement in Wisconsin law which generally applies to savings banks and requires a minimum portfolio of residential mortgage-related investments.

Universal banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Investments in investment securities may be made up to 100% of capital, with a limit of 20% of capital on investments in securities issued by a single obligor. A universal bank may invest in equity securities up to 20% of capital, or more if approved by the Wisconsin Department of Financial Institutions. Universal banks are also permitted to engage, directly or indirectly through a subsidiary, in activities that are reasonably or incident to the purposes of the universal bank. Subject to prior approval of the Wisconsin Department of Financial Institutions, compliance with capital requirements and certain other restrictions, universal banks may invest in residential housing development projects. Universal banks may also invest in service corporations or certain other subsidiaries without limit.

Wisconsin Loans to One Borrower Limit. Generally, a Wisconsin universal bank, like Home Savings Bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 20% of bank capital. As of September 30, Home Savings Bank was in compliance with such loans-to-one-borrower limitations.

Federal Law and Regulation. Federal Deposit Insurance Corporation regulations also govern the activity and investments of Home Savings Bank and, notwithstanding Wisconsin law and regulations, Federal Deposit Insurance Corporation regulations generally limit Home Savings Bank’s equity investments to those that are permissible for national banks and their subsidiaries. Under Federal Deposit Insurance Corporation regulations, Home Savings Bank must obtain prior Federal Deposit Insurance Corporation approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The Federal Deposit Insurance Corporation will not approve an activity that it determines presents a significant risk to the Federal Deposit Insurance Corporation insurance fund. The current activities of Home Savings Bank and its subsidiary are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of Home Savings Bank, such as Home Bancorp Wisconsin, are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See “—Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulation. Wisconsin law and regulations issued by the Wisconsin Department of Financial Institutions impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

Federal Law and Regulation. The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as Home Savings Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate.

These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

•	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one- to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Deposits

Under Wisconsin law, Home Savings Bank is permitted to establish deposit accounts and accept deposits. Home Savings Bank’s board of directors, or its designee, generally determines the rate and amount of interest to be paid on or credited to deposit accounts.

Deposit Insurance

Wisconsin Law and Regulation. Under Wisconsin law, Home Savings Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Home Savings Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation.

Federal Law and Regulation. Home Savings Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Home Savings Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $250,000.

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions. An institution’s assessment rate depends upon the supervisory category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1⁄2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), from its prior practice of basing the assessment on an institution’s aggregate deposits. The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The Federal Deposit Insurance Corporation has the authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Home Savings Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the fourth quarter of calendar 2014, the annualized FICO assessment is 62 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the Wisconsin Department of Financial Institutions determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Wisconsin Department of Financial Institutions may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the Wisconsin Department of Financial Institutions may direct the savings bank to adhere to a specific written plan established by the Wisconsin Department of Financial Institutions to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At September 30, 2014, Home Savings Bank’s capital to assets ratio, as calculated under Wisconsin law, was 10.7%.

Federal Law and Regulation. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Home Savings Bank, are required to comply with minimum capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum Tier I leverage capital to total assets ratio is 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier I leverage capital is the sum of common shareholders’ equity, non-cumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories generally ranging from 0% to 200%, with higher levels of capital being required for the categories perceived as representing greater risk. For example, under the Federal Deposit Insurance Corporation’s risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight, loans secured by one- to four-family residential properties generally have a 50% risk weight, and commercial loans have a risk weighting of 100%.

State non-member banks, such as Home Savings Bank, must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier I capital. Total capital consists of Tier I capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier I capital.

Savings banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Home Savings Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Safety and Soundness Standards

Each federal banking agency, including the Federal Deposit Insurance Corporation, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leveraged capital ratio of 4.0% or more (3.0% under certain circumstance) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an institution that is classified as less than well capitalized to comply with supervisory actions as if it were in the next lower classification (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The Federal Deposit Insurance Corporation may order savings banks which have insufficient capital to take corrective actions. For example, a savings bank which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings bank would be required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank would be subject to additional restrictions. Savings banks deemed by the Federal Deposit Insurance Corporation to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

The recently proposed rules that would increase regulatory capital requirements would adjust the prompt corrective action categories accordingly.

At September 30, 2014, Home Savings Bank’s capital levels exceeded the levels required to be considered well-capitalized with a Tier 1 leverage ratio of 9.7%, a Tier 1 risk-based ratio of 14.5% and a total risk based capital ratio of 15.8%.

Dividends

Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior Wisconsin Department of Financial Institutions approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under Wisconsin Department of Financial Institutions regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.

The Federal Deposit Insurance Corporation has the authority to prohibit Home Savings Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of Home Savings Bank. Institutions may not pay dividends if they would be “undercapitalized” following payment of the dividend within the meaning of the prompt corrective action regulations.

Liquidity and Reserves

Wisconsin Law and Regulation. Under Wisconsin Department of Financial Institutions regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the Wisconsin Department of Financial Institutions, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At September 30, 2014, Home Savings Bank’s Required Liquidity Ratio was 25.84%, and Home Savings Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets,” which are defined to include securities issued by the United States government and United States government agencies. At September 30, 2014, Home Savings Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, Home Savings Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including Home Savings Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution.

For calendar 2014, a depository institution is required to maintain average daily reserves equal to 3% on the first $89.0 million of transaction accounts and an initial reserve of $1.4 million, plus 10% of that portion of total transaction accounts in excess of $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of September 30, 2014, Home Savings Bank met its Regulation D reserve requirements.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, Home Savings Bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as approved by the Wisconsin Department of Financial Institutions and regulations of the Federal Deposit Insurance Corporation. In addition, unless the prior approval of the Wisconsin Department of Financial Institutions is obtained, Home Savings Bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

Federal Law and Regulation. Sections 23A and 23B of the Federal Reserve Act govern transactions between an insured savings bank, such as Home Savings Bank, and any of its affiliates, including Home Bancorp Wisconsin. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B.

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with Home Savings Bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of Home Savings Bank for the purposes of Sections 23A and 23B; however, the Federal Deposit Insurance Corporation has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans and other extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any covered transaction by Home Savings Bank with an affiliate and any purchase of assets or services by Home Savings Bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to Home Savings Bank as those that would be provided to a non-affiliate.

A savings bank’s loans to its executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Home Savings Bank’s loans. All loans by Home Savings Bank to its insiders and insiders’ related interests in the aggregate may not exceed Home Savings Bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event more than $100,000.

Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus.

Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than, those that are prevailing at the time for comparable transactions with other persons and must not present more than a normal risk of collectibility. An exception to this requirement is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the savings bank over other employees of the savings bank.

Transactions between Bank Customers and Affiliates

Under Wisconsin and federal laws and regulations, Wisconsin savings banks, such as Home Savings Bank, are subject to the prohibitions on certain tying arrangements. A savings bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Examinations and Assessments

Home Savings Bank is required to file periodic reports with and is subject to periodic examinations by the Wisconsin Department of Financial Institutions and Federal Deposit Insurance Corporation. Federal regulations require annual on-site examinations for all depository institutions, except certain well-capitalized and highly rated institutions with assets of less than $500 million, which are generally examined every 18 months. Federal law also requires Home Savings Bank to pay examination fees and annual assessments to fund its supervision. Home Savings Bank paid an aggregate of $160,000 in assessments for the fiscal year ended September 30, 2014. A savings bank may be placed in receivership or conservatorship in certain circumstances, such as where the institution is determined to be an unsafe or unsound condition to transact business or where its capital has been impaired.

Enforcement

The Wisconsin Department of Financial Institutions and the FDIC have extensive enforcement authority over savings banks, including Home Savings Bank. This enforcement authority may include, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

Customer Privacy

Under Wisconsin and federal law and regulations, savings banks, such as Home Savings Bank, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of non-public customer data with non-affiliated parties if the customer requests.

Community Reinvestment Act

Under the Community Reinvestment Act, Home Savings Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Federal Deposit Insurance Corporation in connection with its examination of Home Savings Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Home Savings Bank. For example, the regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, Home Savings Bank was rated “outstanding” with respect to its Community Reinvestment Act compliance.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of twelve Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

Home Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Home Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $652,000 at September 30, 2014.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At September 30, 2014, Home Savings Bank had $5.0 million in advances from the Federal Home Loan Bank of Chicago.

USA PATRIOT Act

The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also required the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) is making extensive changes in the regulation of insured depository institution. The Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. Institutions of less than $10 billion in assets, however, such as Home Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulators rather than the Consumer Financial Protection Bureau.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, required originators of securitized loans to retain a percentage of the risk for the transferred loans, provided for regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for Home Savings Bank and Home Bancorp Wisconsin.

Holding Company Regulation

Following the conversion, Home Bancorp Wisconsin will be a bank holding company subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Home Bancorp Wisconsin will be required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Home Bancorp Wisconsin to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The Federal Reserve Board has consolidated capital adequacy guidelines for bank holding companies (on a consolidated basis) structured similarly to those of the FDIC for Home Savings Bank. The capital adequacy guidelines for bank holding companies have historically allowed certain instruments to be included in Tier 1 capital that are not includable in Tier 1 capital at the bank level. The Dodd-Frank Act requires the Federal Reserve Board to revise their holding company capital standards so that they are no less stringent than those applicable to the subsidiary financial institutions themselves, including restricting Tier 1 Capital instruments to those permissible for the institution. The previously mentioned proposed capital rules would implement this requirement. The Federal Reserve Board maintains an exception to the applicability of the bank holding company capital requirements for bank holding companies, such as Home Bancorp Wisconsin, which have consolidated assets of less than $500 million.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

In addition, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Home Bancorp Wisconsin to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Home Bancorp Wisconsin ever held as a separate subsidiary a depository institution in addition to Home Savings Bank.

Home Bancorp Wisconsin and Home Savings Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Home Bancorp Wisconsin or Home Savings Bank.

The status of Home Bancorp Wisconsin as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws

Home Bancorp Wisconsin common stock will be registered with the Securities and Exchange Commission after the conversion and stock offering. Home Bancorp Wisconsin will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Home Bancorp Wisconsin’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Home Bancorp Wisconsin may be resold without registration. Shares purchased by an affiliate of Home Bancorp Wisconsin will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Home Bancorp Wisconsin meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Home Bancorp Wisconsin that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Home Bancorp Wisconsin, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Home Bancorp Wisconsin may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and which did not complete its first sale of common equity securities pursuant to an effective registration statement on or before December 8, 2011, qualifies as an “emerging growth company.” Home Bancorp Wisconsin qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Home Bancorp Wisconsin will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement.

Such an election is irrevocable during the period a company is an emerging growth company. Home Bancorp Wisconsin has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Home Bancorp Wisconsin unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Home Bancorp Wisconsin, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal law provides that no company may acquire “control” of a bank holding company, within the meaning of the Bank Holding Company Act, without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve Board.

ITEM 1A.	RISK FACTORS

RISK FACTORS

You should consider carefully the following risk factors in evaluating an investment in the shares of common stock.

We incurred net losses in six of our last seven fiscal years, and we may not achieve profitability from our business strategies in the timeframe we expect, or at all.

During the years ended September 30, 2014, 2013, 2011, 2010, 2009 and 2008, we had net losses of $1.2 million, $2.7 million, $877,000, $673,000, $439,000, and $120,000, respectively. Although we recorded net earnings of $183,000 for fiscal 2012, such earnings were due to a $1.1 million gain on sale from the sale and partial leaseback of the building in which one of our four branch offices is located. We project that we will have a net loss for fiscal 2015.

The primary reasons for our net losses in 2008 through 2011 were increases in our provision for loan losses and loans charged off, as well as an increase in noninterest expenses. While our provision for loan losses decreased significantly since 2012, our net interest income after provision for loan losses decreased as we continued to reduce our interest earning assets due to regulatory capital concerns. In addition, during fiscal 2014 and 2013 our noninterest income was significantly lower than in prior years. Our results of operations will continue to be negatively impacted until we are able to increase our net interest income and noninterest income relative to our noninterest expenses. Although we have focused on reducing the growth of our noninterest expenses, we do not believe that we can materially reduce such expenses in the current environment without impairing our competitiveness and our ability to maintain regulatory compliance. To improve our results of operations we have adopted a plan to grow our earnings base, especially our higher yielding loans, while reducing our noninterest expenses to the extent feasible. Although the capital raised in our mutual-to-stock conversion will support this effort, the conversion will have a short-term adverse impact on our operating results due to additional expenses incurred in connection with the conversion. These additional expenses include costs related to operating as a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.

Based on the above, we do not anticipate net income until we experience significant growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we do not expect that we will return to profitability until fiscal 2016. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all. A number of factors may inhibit us from executing on our business plan or impair our ability to achieve profitability as expected, or at all, including adverse economic conditions, the level of competition from other financial institutions, adverse changes in the interest rate environment and the securities markets and other risks and uncertainties outlined in this “Risk Factors” section.

We intend to increase the origination of adjustable rate and short-term fixed rate commercial real estate loans and residential mortgage loans secured by multi-family properties and non owner occupied one- to four-family properties, which will increase our credit risk.

We intend to emphasize the origination of commercial real estate loans and loans secured by multi-family properties and non owner occupied one- to four-family properties (which we refer to as “one- to four-family investment property loans”). At September 30, 2014, commercial real estate loans, multi-family residential loans and one- to four-family investment property loans totaled $47.1 million, or 54.6% of total loans. Our one- to four-family investment property loans are underwritten and priced in accordance with our commercial real estate standards. These loans, and our commercial real estate loans and multi-family residential real estate loans, generally have more credit risk than owner-occupied one- to four-family residential loans. This is because repayment of such loans often depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. In addition, our commercial real estate and non owner-occupied residential properties generally involve larger principal amounts and a greater degree of risk, including concentration risk, than owner-occupied one- to four-family residential mortgage loans. For example, at September 30, 2014, our largest loan was a commercial real estate loan for $1.8 million. In addition to this loan, at September 30, 2014, the same borrower had provided guarantees for an additional $5.1 million of loans from Home Savings Bank. This concentration of loans to, or guaranteed by, one borrower increases our risk of incurring a large loss compared to the extension of the same amount of credit to several unrelated borrowers.

As a result of the above, an increase in commercial real estate loans, multi-family residential real estate loans and one- to four-family investment property loans will expose us to a greater risk of nonpayment and loss then loans secured by owner-occupied properties.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. At September 30, 2014, we had $119.4 million of total assets, $84.8 million of loans, net of the allowance for loan losses, $11.8 million of investment securities, $97.7 million of total deposits and $12.8 million of total equity. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our small size also means that we are not always able to offer new products and services as quickly as our competitors, and our lack of earnings makes it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it relatively more difficult to generate meaningful noninterest income from other activities such as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

To improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.” However, we do not anticipate net income until we experience significant growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we do not expect that we will return to profitability until fiscal 2016. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, interest rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which resulted in increases in net interest income in the short term. However, our ability to reduce our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “—Changes in interest rates could adversely affect our results of operations and financial condition” below.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively impacted.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance for loan losses. Additions to the allowance for loan losses are established through the provision for losses on loans which is charged against income.

Additionally, under our business strategy we intend to increase our home equity loans and lines of credit and one- to four-family residential real estate loans secured by non-owner occupied properties. The unseasoned nature of these loans will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry within our market area, which includes Dane County, Wisconsin and contiguous counties, is intense. In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Most of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team. Members of our senior management team, or commercial lending specialists who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies and resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Home Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The new legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors. We expect that such rules would make it more difficult for us to sell loans into the secondary market. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, adopted a low interest rate policy through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Board of Governors of the Federal Reserve System increases the federal funds rate, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation. As a bank holding company, Home Bancorp Wisconsin also will be subject to regulation and oversight by the Board of Governors of the Federal Reserve System. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing bank holding companies, could have a material impact on Home Savings Bank, Home Bancorp Wisconsin, and our operations.

In addition to regulation and supervision by bank regulatory agencies, Home Bancorp Wisconsin’s common stock will be registered with the Securities and Exchange Commission after the conversion and stock offering. Home Bancorp Wisconsin will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July, 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Home Savings Bank and Home Bancorp Wisconsin. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for Home Savings Bank and Home Bancorp Wisconsin on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for Home Savings Bank and Home Bancorp Wisconsin could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

We are significantly increasing our investments in securities available for sale. This increases the risk of adverse adjustments to our capital due to declines in the market value of our securities and the risk of other than temporary impairments of such securities.

During the quarter ended June 30, 2013, in order to enhance the yield on our assets, we began to significantly increase our investments in U.S. agency securities. We anticipate holding a somewhat higher level of securities than we have in the past until we fully deploy the new capital raised in the conversion.

We anticipate holding most of the new securities we acquire on an “available for sale” basis. This means that such securities are reported at fair value. As a result, if the fair value of such securities relative to the book value of such securities declines in the future whether as a result of a change in interest rates, prepayments or credit risk, the after tax effect of such decline would be recorded as a reduction in capital.

We review securities with significant declines in fair value relative to book value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. If one or more of our securities is determined to be other than temporarily impaired, the credit loss must be recognized on our income statement.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security. Threats to information security also exist in our processing of customer information through various third-party vendors and their personnel.

The occurrence of any system failures, interruption, breach of security or cyber attack could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

A downturn in the local economy or a decline in real estate values could hurt our ability to realize profits and adversely affect our results of operations.

Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area as nearly all of our loans are to customers in Dane County, Wisconsin and contiguous counties. A downturn or anemic growth in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could negatively affect our results of operations. Also, a decline in real estate valuations in this market would lower the value of the collateral securing our loans.

We intend to grow our portfolio of home equity loans and lines of credit, which will increase our credit risk.

At September 30, 2014, home equity loans and lines of credit totaled $10.0 million, or 11.63% of total loans. Most of our home equity loans and lines of credit are secured by real estate in Dane County, Wisconsin and contiguous counties. In addition, many of the properties securing our home equity loans and lines of credit are subject to senior liens. As a result, a downturn in local real estate values could cause some of our home equity loans and lines of credit to become inadequately collateralized, which would expose us to a greater risk of loss.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits would be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the interest rates on existing loans and securities.

Increased interest rates and changes in secondary mortgage market conditions could reduce our earnings from our mortgage banking operations.

Our mortgage banking operations have historically provided a significant portion of our non-interest income. Our mortgage banking income varies with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volume as we have in recent years. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. In light of current conditions, there is greater risk in retaining mortgage loans pending their sale to investors. As a result, a prolonged period of secondary market illiquidity may reduce our loan mortgage production volume and could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 30, 2014, the net book value of Home Savings Bank’s real properties was $5.2 million. The following table sets forth information regarding the Bank’s offices.

Location	Leased or Owned		Year Acquired or Leased	Net Book Value of Real Property
				(In thousands)
Main Office:

3762 East Washington Avenue Madison, Wisconsin 53704	Owned		2004	3,013

Other Branch Offices:

2 South Carroll Street Madison, Wisconsin 53703	Leased	(1)	2011	$97

7701 Mineral Point Road Madison, Wisconsin 53717	Owned		1989	1,895

400 West Main Street Stoughton, Wisconsin 53589	Owned		1976	167

(1)	Lease expires December 31, 2016, with two five-year options to renew.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information.

Our common stock is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “HWIS.” The stock is currently traded on the OTCQB and we anticipate that on or about January 28, 2015 we will be traded on OTCPink operated by OTC Markets Group, Inc. The Company completed its initial public offering on April 23, 2014, and its stock commenced trading on April 24, 2014. Accordingly, there is no market information prior to April 24, 2014. The following table sets forth the high and low bid quotations for shares of the Company’s common stock for the periods indicated, as obtained from the OTCQB. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The Company has not paid any dividends to its stockholders to date. See “Dividends” below.

	High	Low
Fiscal 2014:
Fourth Quarter	$8.55	$8.20
Third Quarter (from April 24, 2014)	10.15	8.25

Holders.

As of December 17, 2014, there were approximately 203 holders of record of the Company’s common stock.

Dividends.

The Company has not paid any dividends to its stockholders to date. The payment of dividends in the future will depend upon a number of factors, including capital requirements, the Company’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. In addition, the Company’s ability to pay dividends is dependent on dividends received from Home Savings Bank. For more information regarding restrictions on the payment of cash dividends by the Company and by Home Savings Bank see “Business—Regulation and Supervision—Holding Company Regulation”, and “Business—Regulation and Supervision—Dividends”. No assurances can be given that any dividends will be paid or that, if paid, such dividend will not be reduced or eliminated in the future.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

There were no shares repurchased by the Company in the fourth quarter of fiscal 2014.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of Home Savings Bank for the periods and at the dates indicated. The information at and for the years ended September 30, 2014 and 2013 is derived in part from, and should be read together with, the audited financial statements and notes thereto of Home Savings Bank beginning at page F-1 of this Annual Report on Form 10-K. The information at and for the year ended September 30, 2012 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$119,432	$115,207	$126,766
Cash and cash equivalents	4,047	11,652	24,280
Investment securities	11,815	9,350	1,365
Loans receivable, net	84,757	77,116	81,431
Deposits	97,685	100,132	107,727
Borrowings (1)	5,000	5,500	6,500
Total equity	12,766	7,270	10,036

	For the Years Ended September 30,
	2014	2013	2012
	(In thousands)
Selected Operating Data:
Interest and dividend income	$4,008	$4,156	$5,087
Interest expense	506	738	1,113
Net interest income	3,502	3,418	3,974
Provision for loan losses	356	547	1,025
Net interest income after provision for loan losses	3,146	2,871	2,949
Noninterest income (2)	623	1,025	2,359
Noninterest expenses	4,985	5,135	5,065
Income (loss) before income taxes	(1,216)	(1,239)	243
Income tax expense (3)	—	1,499	60
Net income (loss)	(1,216)	(2,738)	183

(1)	At September 30, 2014 and September 30, 2013, excludes overnight federal funds of $2.0 million and $304,000, respectively.
(2)	Fiscal year 2012 includes a $1.1 million gain from the sale and partial leaseback of the Bank’s corporate headquarters building.
(3)	During fiscal 2013 we recognized a valuation allowance of $2.0 million against our deferred tax asset.

	At or For the Years Ended September 30,
	2014	2013	2012
Performance Ratios:
Return on average assets	(1.03)%	(2.23)%	0.14%
Return on average equity	(12.49)%	(28.04)%	1.83%
Interest rate spread (1)	3.38%	3.18%	3.61%
Net interest margin (2)	3.39%	3.19%	3.59%
Noninterest expense to average assets	4.21%	4.18%	3.97%
Efficiency ratio (3)	120.85%	115.58%	80.27%
Average equity to average assets	8.22%	7.95%	7.70%

Capital Ratios:
Total capital to risk weighted assets	15.75%	11.57%	12.67%
Tier 1 capital to risk weighted assets	14.49%	10.31%	11.42%
Tier 1 capital to average assets	9.72%	6.05%	6.69%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans (4)	1.62%	1.46%	1.32%
Allowance for loan losses as a percentage of non-performing loans (5)	178.95%	191.96%	112.38%
Net charge-offs to average outstanding loans during the period	0.12%	0.63%	1.05%
Non-performing loans as a percentage of total loans	0.91%	0.76%	1.21%
Non-performing assets as a percentage of total assets	1.31%	1.39%	1.71%
Total non-performing assets and accruing troubled debt restructurings as a percentage of total assets	1.64%	2.12%	2.63%

Other:
Number of offices	4	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Includes loans held for sale.
(5)	Excludes accruing troubled debt restructurings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding Home Bancorp Wisconsin provided in this Annual Report.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting primarily of money market accounts, certificates of deposit, savings accounts, NOW accounts and borrowings. Our results of operations also are affected by our provisions for loan losses, noninterest income, and noninterest expense. Noninterest income consists of fees and service charges, mortgage banking income, income from bank-owned life insurance and other income. Noninterest expense consists of employee compensation and benefits, occupancy and equipment, data processing and office expense, professional fees, operations of other real estate owned, advertising and promotions, examinations and FDIC assessments, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. Additionally, because our lending activity is concentrated in loans secured by residential and commercial real estate located in Dane County, Wisconsin and contiguous counties, downturns in this regional economy could have a negative impact on our earnings.

Total assets increased $4.2 million, or 3.6%, to $119.4 million at September 30, 2014 from $115.2 million at September 30, 2013. Loans, net increased $7.6 million and investment securities increased $2.5 million. The increase in assets was primarily due to the approximately $7.4 million of net proceeds from the mutual-to-stock conversion completed on April 23, 2014. During the year ended September 30, 2013 and the year ended September 30, 2012, we decreased our loans as part of our efforts to shrink our assets to improve our capital ratios pursuant to an informal agreement with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation. Following the completion of the conversion, we have begun to increase our interest earning assets. On September 29, 2014, our informal agreement with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation was terminated.

During the years ended September 30, 2014 and 2013 we recorded losses of $1.2 million and $2.7 million, respectively. Our results of operations for the year ended September 30, 2013 were negatively impacted by the recognition of a valuation allowance of $2.0 million against our deferred tax asset. Additional discussion of the $2.0 million valuation allowance against our deferred tax asset is discussed below under “—Income Taxes and Accounting for Valuation Allowance on Deferred Tax Asset.”

We recorded net losses in each of the fiscal years from 2008 through 2011, and in fiscal 2014 and 2013. Although we recorded net earnings for fiscal 2012, such earnings were due to a gain on sale and partial leaseback of the building in which one of our four branch offices is located. The primary reasons for our net losses in 2008 through 2011 were increases in our provision for loan losses due to loans charged off, as well as an increase in noninterest expenses. The increase in the provision for loan losses was due to loans charged off primarily related to participations in out-of-market construction and land development loans that we did not originate. To address these issues we have focused on improving our asset quality and reducing the growth of noninterest expenses. With respect to asset quality, we have reduced our participations in out-of-market construction and land development loans, enhanced our delinquent loan monitoring system, tightened our loan approval authorities, and will continue our practice of having third party loan reviews. At September 30, 2014, non-performing assets totaled $1.6 million, or 1.31% of total assets, compared to 3.8% at September 30, 2010. Our provision for loan losses for fiscal 2014 was $356,000 compared to $1.9 million for fiscal 2011. However, our net interest income has continued to be negatively impacted by the reduction in our interest earning assets due to regulatory capital concerns prior to the completion of our mutual-to-stock conversion and the termination of the informal agreement with the Federal Deposit Insurance Corporation and the Wisconsin Department of Financial Institutions. In addition, during fiscal 2014 and 2013 our noninterest income was lower than in prior years. Our results of operations will continue to be negatively impacted until we are able to increase out net interest income and noninterest income relative to our noninterest expenses.

Although we have focused on reducing the growth of our noninterest expenses, we do not believe that we can materially reduce such expenses in the current environment without impairing our customer service, competitiveness and our ability to maintain regulatory compliance. As a result, to improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio, while reducing our noninterest expenses to the extent feasible. Although the capital raised in the conversion will support this effort, the conversion will have a short-term adverse impact on our operating results due to ongoing expenses related to being a public company. These additional expenses include costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.

Based on the above, we do not anticipate net income until we experience significant growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will return to profitability in the fourth quarter of fiscal 2016. There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2014 and September 30, 2013, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013 and 2014, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013 and 2014, we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset at September 30, 2013. See Note 11 to Consolidated Financial Statements for further discussion regarding the valuation allowance on the deferred tax asset.

Comparison of Financial Condition at September 30, 2014 and 2013

Total assets increased $4.2 million, or 3.6%, to $119.4 million at September 30, 2014 from $115.2 million at September 30, 2013. Loans, net increased $7.6 million and total investment securities increased $2.5 million. The increase in assets was primarily due to the approximately $7.4 million of net proceeds from the mutual-to-stock conversion completed on April 23, 2014.

During fiscal 2013 we decreased our loans as part of our efforts to improve our regulatory capital ratios pursuant to an informal agreement with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation. On September 29, 2014, our informal agreement with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation was terminated. Following the completion of the conversion, we have begun to increase our interest-earning assets.

Cash and cash equivalents decreased $7.6 million, or 65.5%, to $4.0 million at September 30, 2014.

Net loans, excluding loans held for sale, increased $7.6 million, or 9.9%, to $84.8 million at September 30, 2014 from $77.1 million at September 30, 2013. The increase in net loans during fiscal 2014 was the result of increases in each category of loans except for one- to four family residential loans, excluding investment property loans, construction and home equity loans and lines of credit. Multi-family residential loans increased $4.2 million, commercial real estate loans increased $2.3 million, one-to four-family investment property loans increased $2.3 million, commercial business loans increased $105,000 and consumer loans increased 78,000, while one- to four-family residential decreased $654,000, home equity loans and lines of credit decreased $330,000, and construction loans decreased $295,000. Loans held for sale increased $320,000 to $320,000 on September 30, 2014.

Total investment securities increased $2.5 million to $11.8 million at September 30, 2014, as proceeds from the conversion were invested in U.S. agency securities to enhance the yield on our assets. Securities available for sale increased $1.0 million and securities held to maturity increased by $1.4 million.

Our investment in bank-owned life insurance increased $83,000, or 2.6%, to $3.2 million during the fiscal year ended September 30, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets decreased $231,000, or 23.0%, to $775,000 at September 30, 2014. The decrease in foreclosed assets was primarily due to our efforts to convert nonearning assets into earning assets to improve our financial performance.

Total deposits decreased $2.4 million, or 2.4%, to $97.7 million at September 30, 2014 from $100.1 million at September 30, 2013. As part of our plan to reduce our reliance on certificates of deposit, we allowed higher costing certificates of deposit to run off at maturity during the fiscal year ended September 30, 2014, and continued our efforts to increase core deposits. The $4.3 million decrease in certificates of deposit to $26.4 million on September 30, 2014 from $30.7 million on September 30, 2013 coupled with a $425,000 decline in money market and savings deposits was partially offset by a $2.3 million increase in demand deposits.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased $500,000 to $5.0 million at September 30, 2014 from $5.5 million at September 30, 2013. At September 30, 2014 and 2013, we also had $2.0 million and $304,000 of overnight federal funds, respectively, through the Bankers’ Bank of Wisconsin.

Total equity increased $5.5 million, or 75.2%, to $12.8 million at September 30, 2014 from $7.3 million at September 30, 2013. The increase was primarily due to the approximately $7.4 of net proceeds from the conversion. Total equity was also impacted by the $1.2 million loss for the year ended September 30, 2014, establishment of an unearned ESOP of $698,000, and a $12,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the Years Ended September 30, 2014 and September 30, 2013

General. For the year ended September 30, 2014 we incurred a net loss of $1.2 million compared to a net loss of $2.7 million for fiscal 2013. During the year ended September 30, 2013 we recognized a valuation allowance of $2.0 million against the Bank’s deferred tax asset. Other factors impacting the decrease in the net loss for fiscal 2014 included a $96,000 increase in net interest income as we increased our balance of interest-earning assets, a $191,000 decrease in the provision for loan losses and a $129,000 decrease in noninterest expense. These changes were partially offset by a $402,000 decrease in noninterest income. For additional discussion of the $2.0 million valuation allowance recognized against the deferred tax asset, see “—Income Taxes and Accounting for Valuation Allowance on Deferred Tax Asset”, above.

Net Interest Income. Net interest income increased $84,000, or 2.5%, to $3.5 million for the year ended September 30, 2014 from $3.4 million for fiscal 2013. The increase resulted from a decrease of $232,000 in interest expense on deposits and borrowings, partially offset by a decrease of $148,000 in interest and dividend income. The decrease in interest and dividend income for the year ended September 30, 2013 was primarily due to a $4.0 million decline in average balances of interest-earning assets and no basis point change in the average yield on those assets. The decrease in interest expenses for the 2014 period was primarily due to a 20 basis point decrease in the cost of those liabilities and a $5.4 million decrease in the average balance of our interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income fell $148,000, or 3.5%, to $4.0 million in fiscal 2014. The decrease was primarily due to a $318,000 decrease in interest income on loans and a $15,000 decrease in interest income on other interest-earning assets, partially offset by a $185,000 increase in interest and dividends on investment securities.

Interest income on loans decreased $318,000, or 8.0%, to $3.7 million for the year ended September 30, 2014 from $4.0 million for fiscal 2013. The decrease resulted from a decrease of 34 basis points in the average yield to 4.43% for the year ended September 30, 2014 from 4.77% for fiscal 2013, and a decrease of $748,000 in the average balance of loans to $82.9 million for the year ended September 30, 2014 compared to $83.6 million for fiscal 2013.

Interest and dividend income on investment securities increased $185,000, or 370%, to $235,000 for the year ended September 30, 2014 from $50,000 for fiscal 2013. The increase was primarily due to a $7.8 million increase in the average balance of investment securities to $11.3 million for the 2014 period compared to $3.5 million for fiscal 2013, as we invested cash and cash equivalents into investment securities. The increase in interest and dividend income on investment securities was also due to a 63 basis point increase in the average yield on the portfolio. Our business strategy includes reducing our investment portfolio balances as we increase loan balances. Because investment securities available for sale are carried at fair value, a decrease in such securities will decrease the volatility of our equity.

Interest and dividend income on other interest-earning assets decreased $15,000, or 12.7%, to $103,000 for the year ended September 30, 2014. The decrease was primarily due to an $11.1 million decrease in the average balance of other interest-earning assets as we increased investment securities, partially offset by a 55 basis point increase in the average yield on such assets.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $232,000, or 31.4%, to $506,000 for the year ended September 39, 2014 from $738,000 for fiscal 2014. The decrease was due to a $194,000, or 37.6%, decrease in the cost of interest-bearing deposits and a $38,000, or 17.1%, decrease in the cost of borrowings. At September 30, 2014, our borrowings consisted of $5.0 million of Federal Home Loan Bank of Chicago advances and $2.0 million of overnight federal funds.

The $194,000 decrease in interest expense form deposits was primarily the result of a $211,000, or 45.2%, decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $7.6 million during the year ended September 30, 2014 compared to fiscal 2013, while the average cost of these deposits decreased to .89% for 2014 from 1.28% for 2013.

The cost of borrowings decreased $38,000 during the year ended September 30, 2014, due to a decline in the average balance of Federal Home Loan Bank advances, as such advances matured they were not renewed, and a reduction in Federal Home Loan Bank advance rates.

Provision for loan losses. We recorded a provision for loan losses of $356,000 for the year ended September 30, 2014, compared to $547,000 for fiscal 2013. The decrease in the provision for loan losses was primarily due to a reduction in historical loan loss. The allowance for loan losses increased $257,000 to $1.4 million at September 30, 2014.

Noninterest Income. Noninterest income declined $402,000 to $643,000 in fiscal 2014 primarily due to a $347,000 reduction in mortgage banking income to $77,000. The reduction in mortgage banking income was due to a large decline in mortgage refinancing activity.

Noninterest Expense. Noninterest expense decreased $150,000 to $5.0 million for fiscal 2014. The decrease was broad based due to cost control efforts and reduced compensation due to lower commissions associated with reduced mortgage banking volume, partially offset by increased data processing expense associated with new electronic product offerings.

Income Tax Expense. We recorded no income tax expense for the year ended September 30, 2014 compared to a $1.5 million tax expense for the year ended September 30, 2013. The decreased tax expense in 2014 was primarily due to the recognition of a valuation allowance of $2.0 million against the Bank’s deferred tax asset in 2013.

Average Balance Sheet

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we had no tax-free interest-earning assets during the years. All average balances are daily average balances based upon amortized costs. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$82,902	$3,670	4.43%	$83,650	$3,988	4.77%
Securities (1)	11,279	235	2.08	3,458	50	1.45
Other interest-earning assets (2)	9,058	103	1.14	20,127	118	0.59

Total interest-earning assets	103,239	4,008	3.88	107,235	4,156	3.88
Non-interest-earning assets	15,236			15,495

Total assets	$118,475			$122,730

Interest-bearing liabilities:
Savings, transaction and money market accounts	$66,292	$66	0.10	$63,521	$49	0.08
Certificates of deposit	28,806	256	.89	36,388	467	1.28

Total interest-bearing deposits	95,098	322	0.34	99,909	516	0.52
Borrowings	5,120	184	3.59	5,691	222	3.90

Total interest-bearing liabilities	100,218	506	0.50	105,600	738	0.70
Noninterest-bearing liabilities:
Noninterest-bearing deposits	4,995			4,953
Other noninterest-bearing liabilities	3,525			2,413

Total liabilities	108,738			112,967
Total equity	9,737			9,763

Total liabilities and total equity	$118,475			$122,730

Net interest income		$3,502			$3,418

Net interest rate spread (3)			3.38%			3.18%
Net interest-earning assets (4)	$3,021			$1,634

Net interest margin (5)			3.39%			3.19%
Average interest-earning assets to interest-bearing liabilities expressed as a percentage	103.01%			101.55%

(1)	Includes interest and dividend income on FHLB stock.
(2)	Includes interest on certificates of deposit with other financial institutions and interest on deposits with the Federal Reserve.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(36)	$(282)	$(318)
Securities	113	72	185
Other interest-earning assets	(65)	50	(15)

Total interest-earning assets	12	(160)	(148)

Interest-bearing liabilities:
Savings, transaction and money market accounts	2	15	17
Certificates of deposit	(97)	(114)	(211)

Total interest-bearing deposits	(95)	(99)	(194)
Borrowings	(22)	(16)	(38)

Total interest-bearing liabilities	(117)	(115)	(232)

Change in net interest income	$130	$(46)	$84

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee meets weekly and is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. Our Asset-Liability Committee provides our board of directors with monthly updates on our exposure to interest rate risk.

Historically, we operated as a traditional thrift institution and a significant portion of our assets consisted of one- to four-family residential real estate loans (including both owner-occupied and investor loans), multi-family real estate loans, home equity loans and lines of credit, and mortgage-backed securities, which we funded primarily with deposits and Federal Home Loan Bank advances. Interest rate adjustment provisions on our portfolio first mortgages typically included interest rate adjustment caps. Since the 1970’s we have sold our fixed-rate loans with terms of 15 years or more in the secondary market. Beginning in 2003, we revised our business strategy to increase our emphasis on the origination of commercial real estate and multi-family real estate loans, which generally have shorter maturities than one- to four-family residential real estate loans. More recently, we have focused on the origination and refinance of adjustable rate and short-term fixed rate loans, including commercial real estate loans and loans secured by multi-family residential properties and non owner occupied one- to four-family residential properties. These loans have higher yields than owner occupied one- to four-family residential real estate loans and also assist us in managing interest rate risk in the current interest rate environment. We intend to continue to emphasize the origination of such loans. We also currently sell to the secondary market all of our fixed rate one- to four-family residential real estate loans with terms of 15 years or more.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2014 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$3,685	7.31%
+300	$3,667	6.79%
+200	$3.629	5.68%
+100	$3,549	3.35%
Level	$3,434	—
-100	$3.300	(3.90)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model, which is also provided to us by an independent third party. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The following table sets forth, as of September 30, 2014, the estimated impact on the economic value of our equity resulting from potential changes in interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$19,764	(8.89)%
+300	$19,909	(8.22)%
+200	$20,205	(6.86)%
+100	$21,083	(2.81)%
Level	$21,693	—
-100	$18,755	(13.54)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2014, we had approximately $5.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow up to an additional $16.5 million from the Federal Home Loan Bank of Chicago, subject to purchasing an additional $421,000 of Federal Home Loan Bank of Chicago stock. At September 30, 2014, we also had the ability to borrow up to $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.8 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. In the past six months we have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities available for sale. Prior to the past six months we had not purchased a substantial amount of investment securities in the last few years as part of our efforts to reduce our assets and improve our capital ratios. During the years ended September 30, 2014 and 2013, loan originations totaled $34.6 million and $64.0 million, respectively. Our investment securities balance has grown $2.5 million from September 30, 2013 to September 30, 2014.

Total deposits decreased $2.4 million during the year ended September 30, 2014, while total deposits decreased $7.6 million during the year ended September 30, 2013. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At September 30, 2014, certificates of deposit scheduled to mature within one year totaled $16.8 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2014 our capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements beginning on page F-1 of this prospectus.

Impact of Inflation and Changing Price

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Home Bancorp Wisconsin, Inc. begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2014. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Management’s report on internal control is not subject to attestation by the Company’s registered public accounting firm in accordance with rules of the Securities and Exchange Commission for smaller reporting companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Home Bancorp Wisconsin

Home Bancorp Wisconsin has five directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. The following table states our directors’ names, their ages as of September 30, 2014, the years when they began serving as directors of Home Savings Bank and when their current terms as directors of Home Bancorp Wisconsin expire.

Name (1)	Position(s) Held With Home Savings Bank	Age	Director Since	Fiscal Year Current Term Expires
James R. Bradley	Chairman of the Board, President and Chief Executive Officer	61	1985	2017
George E. Austin	Director	62	1997	2016
Mark P. Finster	Director	65	1989	2015
Lynn K. Hobbie	Director	56	2002	2017
Richard M. Lynch	Director	62	2003	2016

(1)	The mailing address for each person listed is 3762 East Washington Avenue, Madison, Wisconsin 53704.

Executive Officers of Home Bancorp Wisconsin

The following table sets forth information regarding the executive officers of Home Bancorp Wisconsin and Home Savings Bank. Age information is as of September 30, 2014. The executive officers of Home Bancorp Wisconsin and Home Savings Bank are elected annually by the boards of directors.

Name	Age	Position
James R. Bradley	61	President and Chief Executive Officer
Mark A. Fritz	54	Senior Vice President and Chief Financial Officer
Matt Rosenthal	45	Senior Vice President of Commercial Banking
Joyce Dismuke (1)	63	Vice President of Mortgage Lending
Dana Gainer	46	Vice President of Retail Banking
Joseph H. Marty (1)	51	Vice President of Lending

(1)	Ms. Dismuke retired on October 31, 2014. Mr. Marty was hired on September 10, 2014 and was named an executive officer on September 10, 2014.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Home Savings Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

James R. Bradley. Mr. Bradley has served as President and Chief Executive Officer of Home Savings Bank since 1985, and has been Chairman of the Board since 1987. Mr. Bradley joined Home Savings Bank in 1975 following his graduation from University Wisconsin–Madison with a Bachelor of Business Administration degree and majors in real estate and finance. He has served as a mortgage loan officer, branch manager, and led Home Savings Bank’s secondary mortgage market efforts before being named president. Mr. Bradley has served as chairman of the board for many local organizations including Downtown Madison, Madison Children’s Museum, and the South Central Wisconsin Housing Foundation. He currently serves on the boards of the Greater Madison Visitors and Convention Bureau, Madison Community Foundation, Sustain Dane, and the Center for Resilient Cities. He is a past president of the National W Club, and has been the race director of the Crazylegs Classic (17,000 participants) for over 20 years. Mr. Bradley provides the board extensive experience in the banking industry and a unique understanding of Home Savings Bank’s banking market.

George E. Austin. Mr. Austin holds three degrees (BBA and MS in business and MA in public policy and administration from the University of Wisconsin-Madison). He served as the director of planning and development for the City of Madison and the executive director of the Community Development Authority of the City of Madison for 15 years. He was the City’s project manager on the construction of the Frank Lloyd Wright designed Monona Terrace Convention Center. Mr. Austin left his position with the City to become the president of the Overture Foundation and lead the construction of the $220 million Overture Center performing arts center in downtown Madison. Recently Mr. Austin served as the project manager for the construction of the Wisconsin Institutes of Discovery/Morgridge Institute for Research, a $210 million interdisciplinary research center on the University Wisconsin–Madison campus. As owner and president of AVA Civic Enterprises, Inc., Mr. Austin has also served as a consultant for the City of Madison and the Madison Region Economic Partnership—the regional economic development entity, and several private foundations. He has also served on the boards of Downtown Madison Inc. and the Greater Madison Chamber of Commerce. Mr. Austin brings the board a unique insight into planning and development issues in Home Savings Bank’s market, and extensive experience in the financing of public/private real estate development projects.

Mark P. Finster. Professor Finster is a faculty member in the Graduate School of Business and the College of Engineering at the University of Wisconsin-Madison, and a contributing member in the Gaylord Nelson Institute for Environmental Studies, the Energy Institute, the Center for Quality and Productivity Improvement, the Consortium for Global Electronic Commerce, and the Center for Quick-Response Manufacturing. He also serves on the executive boards of the Center for Operations and Technology Management, the Global Studies Program and the Manufacturing Systems Engineering Program. Professor Finster received his Ph.D. from the University of Michigan and has served as a professor at Cornell and Johns Hopkins Universities. Mr. Finster provides a deep understanding of the organizational strategies and performance management approaches of businesses, as well as a valuable connection to the University of Wisconsin-Madison, a major employer in Home Savings Bank’s market area.

Lynn K. Hobbie. Ms. Hobbie is a Senior Vice President at Madison Gas and Electric Company, an investor-owned public utility headquartered in Madison that provides natural gas and electric service in south-central and western Wisconsin. Her responsibilities include marketing, corporate communications, customer service and economic development. Ms. Hobbie has worked at Madison Gas and Electric Company for over 20 years. She has a Bachelor of Arts degree in History and a Master’s degree in Land Resources, both from the University of Wisconsin-Madison. Ms. Hobbie has served on various City of Madison committees, including Community Development Block Grant Commission and the Police and Fire Commission. She has also served on a variety of boards including the Energy Center of Wisconsin and the Madison Children’s Museum. She is currently serving on the boards of 1000 Friends of Wisconsin and the Greater Madison Convention and Visitors Bureau. Ms. Hobbie brings the board extensive business experience as well as an outstanding history of community involvement in Home Savings Bank’s market.

Richard M. Lynch. Mr. Lynch is Chairman of J. H. Findorff & Son Inc., one of Wisconsin’s leading builders. With offices in Madison and Milwaukee, J. H. Findorff & Son Inc. employs approximately 600 construction professionals and tradespeople, and completes over $350 million in construction annually. Mr. Lynch has had preconstruction and project management responsibilities for many of the firm’s most notable projects including the Monona Terrace Convention Center in Madison. Mr. Lynch has served on the boards of many civic organizations including Downtown Madison Inc, Greater Madison Chamber of Commerce, Madison Community Foundation, United Way of Dane County, American Family Children’s Hospital Advisory Board, and Meriter Hospital. Mr. Lynch provides the board extensive business experience and a unique understanding of the construction industry as well as an outstanding history of community involvement in Home Savings Bank’s market.

Executive Officers Who Are Not Also Directors

Mark A. Fritz. Mr. Fritz joined Home Savings Bank as Senior Vice President and Chief Financial Officer in 2001. Mr. Fritz has 25 years of experience in bank financial management with a diverse group of banks including State National Bank in Evanston, Illinois, Jefferson County Bank in Fort Atkinson, Wisconsin, Bank One in Madison, Wisconsin, and McFarland State Bank in McFarland, Wisconsin. He has received a BBA and an MBA in the areas of accounting, finance, investments, and banking, both from the University of Wisconsin-Madison.

Matt Rosenthal. Mr. Rosenthal joined Home Savings Bank as Senior Vice President of Commercial Banking in April 2013. He has over 10 years of banking experience, including 8 years with Summit Credit Union, Madison, Wisconsin, where he was employed from September 2005 until being hired by Home Savings Bank and he most recently served as Vice President of Business Services. He has also served as Branch Manager for a U.S. Bank branch located in Illinois. Mr. Rosenthal earned his MBA from the University of Dubuque and has taught marketing at Loras College.

Dana Gainer. Ms. Gainer joined Home Savings Bank in 2013 as Vice President of Retail Banking. Ms. Gainer has more than 20 years of experience at community, regional and national banks in Milwaukee, Waukesha, and Dane counties. Prior to joining the bank she served as a vice president in retail banking at Associated Bank in Brookfield, Wisconsin beginning in 2008, and as a vice president in retail banking at PNC Bank in West Allis and Waukesha, Wisconsin beginning in 2011. Her responsibilities at the Bank include direction of branch managers, universal bankers and deposit operations staff.

Joseph Marty. Mr. Marty joined Home Savings Bank in September 2014 as Vice President of Lending. Mr. Marty has more than 24 years of banking experience in the Dane County market, including 9 years with M&I Bank and 4 years with Wells Fargo Home Mortgage. He earned his Bachelor’s degree from the University of Wisconsin-Madison and an MBA in finance and marketing from Edgewood College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Home Bancorp Wisconsin common stock during the year ended September 30, 2014.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct.

The Company has also adopted a Code of Ethics for Senior Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of the Code of Ethics for Senior Officers can be found in the “Investor Relations—Charters and Policies—Code of Ethics for Senior Officers” section of the Company’s website, www.home-savings.com.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing audit committee. Each member of the audit committee is independent, as independence for audit committee members is defined under the rules of The Nasdaq Stock Market, Inc. and the Securities and Exchange Commission. Each member of the Audit Committee has an understanding of the Company’s financial statements and is “financially literate.” The Audit Committee does not have an audit committee financial expert as defined under the rules of the Securities and Exchange Commission. The Audit Committee has not designated an audit committee financial expert because none of the “independent directors,” while financially literate, meet the more stringent requirements necessary for designation as the financial expert.

Recommendations of Nominees by Stockholders

The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Nominating and Corporate Governance Committee. Stockholders who wish to recommend a nominee must write to the Company’s Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	The name and address of the stockholder as they appear on the Company’s books, and number of shares of the Company’s common stock that are owned beneficially by the stockholder (if the stockholder is not a holder of record, appropriate evidence of the stockholder’s ownership will be required);

•	The name, address and contact information for the candidate, and the number of shares of common stock of the Company that are owned by the candidate (if the candidate is not a holder of record, appropriate evidence of the candidate’s share ownership should be provided);

•	A statement of the candidate’s business and educational experience;

•	Such other information regarding the candidate as would be required to be included in the proxy statement pursuant to SEC Regulation 14A;

•	A statement detailing any relationship between the candidate and any customer, supplier or competitor of the Company;

•	Detailed information about any relationship or understanding between the proposing stockholder and the candidate; and

•	A statement that the candidate is willing to be considered and willing to serve as a director if nominated and elected.

To be timely, the submission of a candidate for Director by a stockholder must be received by the Secretary at least 180 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders or no later than ten days after public announcement (by press release or a Form 8-K filed with the SEC) of the date of the annual meeting in the case of the Company’s first annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, James R. Bradley, for the years ended September 30, 2014 and 2013 and Senior Vice President of Commercial Banking, Matt Rosenthal, for the year ended September 30, 2014. Mr. Rosenthal was employed by the Bank less than twelve months of 2013, as such his compensation for 2013 was less than $100,000 and is not includable in the table below. No other executive officer received total compensation of more than $100,000 for the years ended September 30, 2014 and 2013. The individuals listed in the table below are referred to as named executive officers.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation(1) ($)	Total ($)
James R. Bradley	2014	126,243	—	9,006	135,249
President and Chief Executive Officer	2013	126,243	—	13,866	140,109

Matt Rosenthal	2014	106,725	7,875	280	114,800
Senior Vice President of Commercial Banking

(1)	Consists of life insurance premiums in the amount of $306 and $8,700 in fees paid to Mr. Bradley for his service on the board of directors and life insurance premiums in the amount of $280 for Mr. Rosenthal.

Benefit Plans and Agreements

Employment Agreements. Home Savings Bank does not currently maintains employment agreements with two of its employees. Home Bancorp Wisconsin, Inc. and Home Savings Bank entered into an employment agreement with James R. Bradley, our President and Chief Executive Officer. Our continued success depends to a significant degree on the skills and competence of Mr. Bradley and the employment agreement is intended to ensure that we maintain a stable management base following the conversion and offering.

Commencing on the first anniversary of the agreement and on each subsequent anniversary thereafter, the agreement will be renewed for an additional year so that the remaining term will be three years, unless a notice is provided to the executive that the agreement will not renew. The current base salary for Mr. Bradley is $126,243. In addition to the base salary, the agreement provides for, among other things, participation in bonus programs, if any, and other fringe benefit plans, if any, applicable to executive employees. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (i) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position, (ii) a failure to elect or reelect or the failure to appoint or reappoint the executive as President and Chief Executive Officer, (iii) relocation of executive’s office to a location that is not within Dane County, Wisconsin, (iv) a material reduction in the benefits or perquisites, including base salary, paid to the executive unless such reduction is employer-wide, (v) a liquidation or dissolution of Home Savings Bank, or (vi) a material breach of the employment agreement by Home Savings Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement. For this purpose, bonuses payable will be deemed to be equal to the highest bonus paid at any time during the prior three years. In addition, the executive would be entitled to receive a lump sum cash payment equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under Home Savings Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.

In the event of a change in control of Home Savings Bank or Home Bancorp Wisconsin, Inc., followed by executive’s involuntary termination or resignation for one of the reasons set forth above within eighteen (18) months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to three (3) times the sum of (i) the executive’s highest annual rate of base salary paid at any time under the agreement and (ii) the highest bonus paid to the executive with respect to the three completed fiscal years prior to the change in control. In addition, the executive would be entitled to receive a lump sum cash payment equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under Home Savings Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional thirty-six (36) months after termination of employment, earning the salary that would have been achieved during such period. Also, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage until the earlier of (i) the date the executive returns to the full-time employment of the successor bank; (ii) executive’s full-time employment by another employer; (iii) the date executive attains age sixty-five (65); or (iv) executive’s death. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Under the employment agreement, if an executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive shall receive benefits under any short-term or long-term disability plans maintained by Home Savings Bank. To the extent disability benefits are less than the executive’s base salary, Home Savings Bank shall pay the executive an additional amount equal to the difference between such disability plan benefits and the amount of the executive’s base salary for one year following the termination of employment due to disability. Mr. Bradley will also be entitled to the continuation of non-taxable medical and dental coverage substantially comparable to the coverage maintained prior to termination of employment due to disability (except to the extent such coverage is changed for all employees) until the earlier of (i) the date executive returns to the full-time employment of the Bank; (ii) executive’s full-time employment by another employer; (iii) the date executive attains age sixty-five (65); or (iv) executive’s death. In the event of the executive’s death, the executive’s family will be entitled to continued non-taxable medical , dental and other insurance benefits normally provided for executive’s family for twelve months following executive’s death, with the family member paying the employee share of the co-pay percentages.

Upon retirement at age 65 or in accordance with any retirement policy established by the Board of Directors and agreed to by the executive, the executive will be entitled to benefits under such retirement policy and other plans to which he is a party but shall not be entitled to any benefit payments specifically as a result of the employment agreement.

Upon termination of the executive’s employment (other than a termination in connection with a change in control), the executive shall be subject to certain restrictions on his ability to compete, or to solicit business or employees of Home Savings Bank and Home Bancorp Wisconsin, Inc. for a period of one year following termination of employment.

Home Savings Bank also entered into a substantially similar employment agreement with another officer. The employment agreements provide that, notwithstanding anything contained in such agreements, any payments to the executives by the Bank or the Company, whether pursuant to the employment agreements or change in control agreement or otherwise, are subject to and conditioned upon their compliance with Section 18(k) of the Federal Deposit Insurance Act (12 U.S.C. Section 1828(k)), and the regulations promulgated thereunder in 12 C.F.R. Part 359.

Salary Continuation Agreement. Home Savings Bank entered into an amended salary continuation agreement with James R. Bradley, Jr. in 2008, which was originally entered into in 2003. The agreement provides that Mr. Bradley is entitled to receive a supplemental retirement benefit that is generally based on the accrual balance prior to the date of termination of employment. The accrual balance is not a trust fund and it is solely a device for measuring amounts to be paid under the agreement. As of September 30, 2014, the accrual balance is approximately $214,000 and Home Savings Bank may accrue additional amounts in the future. The supplemental retirement benefit is generally payable after termination of employment on or after age 65. If Mr. Bradley terminates employment on or after age 60 but prior to age 65, the executive will be entitled to a reduced benefit. The agreement also provides for a benefit in the event of the executive’s death or disability. Home Savings Bank has also entered into a Salary Continuation Agreement with a second executive officer.

Director Compensation

The following table sets forth for the year ended September 30, 2014 certain information as to the total remuneration we paid to our directors other than James R. Bradley. Information with respect to director fees paid to James R. Bradley is included above in “Executive Officer Compensation – Summary Compensation Table.”

Directors Compensation Table For the Year Ended September 30, 2014
Name	Fees earned or paid in cash ($)	All Other Compensation ($)	Total ($)
George E. Austin	9,300	—	9,300
Mark P. Finster	8,700	—	8,700
Lynn K. Hobbie	9,300	—	9,300
Richard M. Lynch	9,300	—	9,300

Director Fees

Each individual who serves as a director of Home Savings Bank earns annual attendance and committee fees. For the year ended September 30, 2014, each director was paid a fee of $725 for each board meeting attended. Additionally, for each Audit Committee meeting attended, each director was paid a fee of $300 per meeting if the director served as a member of the board loan committee.

Each person who serves as a director of Home Bancorp Wisconsin, Inc. also serves as a director of Home Savings Bank and earns director and committee fees only in his or her capacity as a board or committee member of Home Savings Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of December 23, 2014, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 899,190 shares of Company common stock issued and outstanding as of December 23, 2014.

Name and Address	Number of Shares Owned	Percent of Common Stock Owned
Home Savings Bank Employee Stock Ownership Plan Trust (1) Delaware Charter Guarantee & Trust Company d/b/a Principal Trust Company 1013 Centre Road 3rd Floor Wilmington, Delaware 19805	71,935	8.00%

(1)	Under the terms of the ESOP the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary duties, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants.

Stock Ownership of Management

The following table provides information as of December 23, 2014 about the shares of Company common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 899,190 shares of Company common stock issued and outstanding as of December 23, 2014.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
George E. Austin	7,500	(1)	*
James R. Bradley	10,000	(2)	1.1
Mark P. Finster	2,500		*
Lynn K. Hobbie	2,500		*
Richard M. Lynch	10,000	(3)	1.1

Named Executive Officer Who Is Not Also A Director
Mark A. Fritz	7,590	(4)	*
Matt Rosenthal	1,000	(5)	*
Dana Gainer	—		*
Joe Marty	—		*
All directors and executive officers as a group (9 persons)	41,090		4.6%

*	Less than 1%.
(1)	Shares are held in IRA.
(2)	Includes 7,500 shares held through 401(k) plan and 2,500 shares held in Mr. Bradley’s spouse’s IRA.
(3)	Includes 5,000 shares held in Mr. Lynch’s spouse.
(4)	Includes 7,500 shares held through 401(k) plan and 30 shares held by each of two children of Mr. Fritz.
(5)	Shares are held in Mr. Rosenthal’s IRA.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Home Savings Bank, to their executive officers and directors in compliance with federal banking regulations.

Home Savings Bank maintains a program under which it offers its employees, including its executive officers, a reduced closing cost on the purchase of a new primary residence. However, none of the executive officers of Home Savings Bank have participated in this program. Home Savings Bank also maintains a program under which it offers its employees, including its executive officers, a reduced interest rate on the refinance of a loan for a primary residence. Home Savings Bank generally sets the rate on a refinanced loan so that Home Savings Bank will receive a fee of 1.2% of the amount of the loan upon sale of the loan to the secondary market. Under the employee program, Home Savings Bank sets the rate of the refinanced loan so that Home Savings Bank will receive a fee of 1.0% of the amount of the loan upon sale to the secondary market. Although three of our executive officers have refinanced loans on their primary residence under this program, all of such loans were sold to the secondary market within 45 days of closing. Accordingly, none of these loans are held in Home Savings Bank’s portfolio.

At September 30, 2014, other than the employee loan programs described above, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Home Savings Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at September 30, 2014, and were made in compliance with federal banking regulations.

Director Independence

Although Home Bancorp Wisconsin is not listed on the Nasdaq Stock Market (“Nasdaq”), the board of directors has chosen to apply the director independence rules of Nasdaq when determining whether Home Bancorp Wisconsin’s directors are independent. The board of directors has determined that each of our directors, with the exception of director James Bradley, is “independent” as defined in the Nasdaq rules. Director Bradley is not independent because he is an executive officer of Home Bancorp Wisconsin.

In determining the independence of the directors listed above, the board of directors reviewed accounts that directors and their affiliates had with Home Savings Bank that were not required to be reported under “—Transactions With Certain Related Persons,” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Wipfli LLP during the years ended September 30, 2014 and 2013.

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $63,000 and $71,000 during the years ended September 30, 2014 and 2013, respectively, and an additional $54,000 and $32,000 during the years ended September 30, 2014 and 2013 related to the mutual-to-stock conversion of Home Savings Bank.

Audit Related Fees. The aggregate fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “Audit Fees,” above. Were $3,000 and $0 during the years ended September 30, 2014 and 2013, respectively.

Tax Fees. The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $10,000 and $8,000 during the years ended September 30, 2014 and 2013, respectively.

All Other Fees. The aggregate fees billed to us for all other professional services not described above totaled $3,000 and $18,000 for the years ended September 30, 2014 and 2013, respectively.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended September 30, 2014, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Home Bancorp Wisconsin, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

3.2	Bylaws of Home Bancorp Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

4	Form of Common Stock Certificate of Home Bancorp Wisconsin, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333- 189668) as amended, initially filed with the SEC on June 28, 2013).

10.1	Salary Continuation Agreement by and between Home Savings Bank and James R. Bradley, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

10.2	Employment Agreement between Home Savings Bank and James R. Bradley, Jr. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

21	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

23	Consent of Wipfli LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: December 23, 2014	By:	/s/ James R. Bradley, Jr.
James R. Bradley, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Bradley, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2014
James R. Bradley, Jr.

/s/ Mark A. Fritz	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	December 23, 2014
Mark A. Fritz

/s/ George E. Austin	Director	December 23, 2014
George E. Austin

/s/ Mark P. Finster	Director	December 23, 2014
Mark P. Finster

/s/ Lynn K. Hobbie	Director	December 23, 2014
Lynn K. Hobbie

/s/ Richard M. Lynch	Director	December 23, 2014
Richard M. Lynch

Home Bancorp Wisconsin, Inc. and Subsidiary Madison, Wisconsin Financial Statements Years Ended September 30, 2014 and 2013

Home Bancorp Wisconsin, Inc. and Subsidiary

Financial Statements

Years Ended September 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors

Home Bancorp Wisconsin, Inc.

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Home Bancorp Wisconsin, Inc. and Subsidiary (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Bancorp Wisconsin, Inc. and Subsidiary at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States.

/s/Wipfli LLP

Wipfli LLP

December 23, 2014

Madison, Wisconsin

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2014 and 2013 (Dollars in Thousands)

	2014	2013
Assets
Cash and due from banks	$2,474	$6,270
Interest-bearing deposits	1,573	5,382

Cash and cash equivalents	4,047	11,652
Other interest-bearing deposits	7,556	5,245
Securities available for sale	7,922	6,856
Securities held to maturity (fair value of $3,927 and $2,505 for 2014 and 2013 respectively)	3,893	2,494
Loans held for sale	320	—
Loans, net of allowance for loan losses of $1,403 and $1,146 for 2014 and 2013, respectively	84,757	77,116
Premises and equipment, net	5,423	5,633
Foreclosed assets	775	1,006
Cash value of life insurance	3,238	3,155
Federal Home Loan Bank stock	652	652
Other assets	849	1,398

TOTAL ASSETS	$119,432	$115,207

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$28,280	$26,032
Money market and savings deposits	42,991	43,416
Time deposits	26,414	30,684

Total deposits	97,685	100,132
Advance payments by borrowers for taxes and insurance	830	772
Federal funds purchased	1,965	304
Borrowed funds	5,000	5,500
Other liabilities	1,186	1,229

Total liabilities	106,666	107,937

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at September 30, 2014	$9	$—
Additional paid-in capital	7,413	—
Retained earnings	6,050	7,266
Unearned Employee Stock Ownership Plan (ESOP) shares	(698)	—
Accumulated other comprehensive income (loss)	(8)	4

Total stockholders’ equity	12,766	7,270

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,432	$115,207

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended September 30, 2014 and 2013 (Dollars in Thousands, except per share data)

	2014	2013
Interest and dividend income:
Loans, including fees	$3,670	$3,988
Interest-bearing deposits	103	118
Securities	235	50

Total interest and dividend income	4,008	4,156

Interest expense:
Deposits	322	516
Borrowed funds	184	222

Total interest expense	506	738

Net interest income	3,502	3,418
Provision for loan losses	356	547

Net interest income after provision for loan losses	3,146	2,871

Noninterest income:
Service fees	277	289
Mortgage banking income	77	424
Net gain(loss) on sale of securities	20	(13)
Increase in cash value of life insurance	83	89
Net gain on sale of premises and equipment	44	85
Rental income	105	102
Other	17	49

Total noninterest income	623	1,025

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Operations (Continued)

Years Ended September 30, 2014 and 2013 (Dollars in Thousands, except per share data)

	2014	2013
Noninterest expense:
Compensation and employee benefits	$2,327	$2,340
Occupancy and equipment	761	789
Data processing and office expense	950	864
Foreclosed assets, net	17	69
Advertising and promotions	208	211
Professional fees	149	158
Examinations and assessments	154	189
Other	419	515

Total noninterest expense	4,985	5,135

Loss before income taxes	(1,216)	(1,239)
Provision for income taxes	—	1,499

Net loss	$(1,216)	$(2,738)

Earnings per share:
Basic	(.68)	—
Diluted	(.68)	—

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended September 30, 2014 and 2013 (Dollars in Thousands)

	2014	2013
Net loss	$(1,216)	$(2,738)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	8	(41)
Reclassification adjustment for losses (gains) realized in net loss	(20)	13
Income tax effect	—	—

Net unrealized loss on securities	(12)	(28)

Other comprehensive loss, net of tax	(12)	(28)

Comprehensive loss	$(1,228)	$(2,766)

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2014 and 2013 (Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2012	$—	$—	$10,004	$—	$32	$10,036
Net loss	—	—	(2,738)	—	—	(2,738)
Other comprehensive loss	—	—	—	—	(28)	(28)

Balance at September 30, 2013	$—	$—	$7,266	$—	$4	$7,270
Stock conversion proceeds, net	9	7,415	—	—	—	7,424
Net loss	—	—	(1,216)	—	—	(1,216)
Purchase of 71,935 shares by ESOP	—	—	—	(719)	—	(719)
Allocation of 2,158 Shares from ESOP	—	(2)	—	21	—	19
Other comprehensive loss	—	—	—	—	(12)	(12)

Balance at September 30, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended September 30, 2014 and 2013 (Dollars in Thousands)

	2014	2013
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(1,216)	$(2,738)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	259	249
Net amortization of premiums and discounts	27	10
ESOP compensation expense	19	—
Provision for loan losses	356	547
Net (gain)loss on sale of securities	(20)	13
Gain on sale of premises and equipment	(44)	(85)
Net loss on foreclosed assets	140	46
Increase in cash surrender value	(83)	(89)
Deferred tax provision	—	1,499
Changes in operating assets and liabilities:
Loans held for sale	(320)	2,199
Other assets	549	408
Other liabilities	22	(547)

Total adjustments	905	4,250

Net cash provided by (used in) operating activities	(311)	1,512

Cash flows from investing activities:
Net increase in other interest-bearing deposits	(2,311)	(1,944)
Purchases of securities available for sale	(6,888)	(6,370)
Proceeds from sales of securities available for sale	2,307	137
Proceeds from maturities, prepayments, and calls of securities available for sale	3,494	47
Purchases of securities held to maturity	(2,194)	(2,481)
Proceeds from maturities, prepayments, and calls of securities held to maturity	797	615
Net (increase)decrease in loans	(8,047)	3,590
Proceeds from sale of FHLB stock	—	492
Proceeds from sale of foreclosed assets	141	294
Proceeds from sale of premises and equipment	57	3
Capital expenditures	(127)	(363)

Net cash used in investing activities	(12,771)	(5,980)

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended September 30, 2014 and 2013 (Dollars in Thousands)

Cash flows from financing activities:
Net decrease in deposits	$(2,447)	$(7,595)
Net increase in advance payments by borrowers for taxes and insurance	58	131
Net increase in federal funds purchased	1,661	304
Proceeds from borrowings	—	5,010
Repayments of borrowed funds	(500)	(6,010)
Proceeds from issuance of common stock, net of cost	7,424	—
Shares acquired by employee stock ownership (ESOP)	(719)	—

Net cash used in financing activities	5,477	(8,160)

Net decrease in cash and cash equivalents	(7,605)	(12,628)
Cash and cash equivalents at beginning	11,652	24,280

Cash and cash equivalents at end	$4,047	$11,652

Supplemental cash flow information:
Cash paid during the year for interest	$538	$811

Noncash operating and investing activities:
Loans transferred to foreclosed assets	$50	$178

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies

Nature of operations: Home Bancorp Wisconsin, Inc. (the Company) is a Maryland chartered corporation established in June 2013 to become the holding company for Home Savings Bank (the Bank) in connection with the Bank’s mutual-to-stock conversion. The Company’s business activity is the ownership of the Bank’s capital stock and the management of the offering proceeds it retained in connection with the Bank’s conversion. The Company owns 100% of the stock of the Bank. The Bank is a Wisconsin chartered savings bank that provides community banking services to customers in and around Madison, Wisconsin. The Bank accepts deposits and makes loans from our four full-service banking offices, with three offices located in Madison, Wisconsin, and our fourth office located in Stoughton, Wisconsin. The Bank emphasizes permanent and construction loans secured by real estate. Since the Bank’s operations rely heavily on mortgage banking activities, the Bank is exposed to risks relative to changing interest rates and their impact on loan demand. The Bank has a wholly owned subsidiary, Home Agency, Inc., which is no longer active. The Company is subject to competition from other financial institutions and non-financial institutions providing financial products. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. In the future, the Company may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Jumpstart Our Business Startups Act: The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from completion of the initial stock offering. As an “emerging growth company,” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair values of securities, foreclosed assets, fair value of financial instruments, and valuation of deferred tax assets. Actual results could differ from those estimates.

Cash and cash equivalents: For purposes of reporting cash flows in the consolidated financial statements, cash and cash equivalents include cash on hand and interest-bearing and non-interest-bearing accounts in other financial institutions, all of which have original maturities of three months or less.

Other Interest-Bearing Deposits: Other interest-bearing deposits consist of certificates of deposit and are carried at cost.

Securities: Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss). Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are sold with the mortgage servicing rights released by the Company. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

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

In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

Troubled debt restructurings: Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would no otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

Foreclosed Assets: Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Costs relating to the development and improvement of property are capitalized; holding costs are charged to expense. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Premises and Equipment: Land is carried at cost. Buildings and equipment are stated at cost less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets.

Federal Home Loan Bank (FHLB) Stock: FHLB stock is carried at cost. The Company is required to hold the stock as a member of FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. FHLB stock is evaluated for impairment on an annual basis, and no impairment has been identified as a result of these reviews.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Rate Lock Commitments: The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and, for fixed rate commitments, also considers the value of the servicing release premium and the difference between current levels of interest rates and the committed rates.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

Income Taxes: Deferred tax assets and liabilities have been determined using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates that will be in effect when these differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Employee Stock Ownership Plan: The Company has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP, but not yet allocated to participants, is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.

Advertising: Advertising costs are expensed as incurred.

Off-Balance-Sheet Financial Instruments: In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Segment Reporting: The Company views the Bank as one reporting segment, therefore, separate reporting of financial segment information is not considered necessary.

Reclassifications: Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the 2014 classifications.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

Subsequent Events: Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2014, but prior to the release of these consolidated financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these consolidated financial statements are required as of December 23, 2014.

Recent accounting pronouncements: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. ASU No. 2013-04 provides recognition, measurement, and disclosure guidance for certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance is effective for annual and interim periods beginning after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

In January 2014, FASB issued Accounting Standards Update (ASU) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The primary purpose of this new guidance is to clarify, for residential mortgage loans, when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan. This guidance is effective for annual and interim periods beginning after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

In January 2014, FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The primary purpose of this new guidance is to revise the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. Per current accounting guidance, an entity that invests in a qualified affordable housing project may elect to account tor that investment using the effective yield method, current accounting guidance requires that the investments be accounted for under either the equity method or the cost method. Certain existing conditions required to be met to use the effective yield method are restrictive and thus prevent many such investments from qualifying for the use of the effective yield method.

The ASU replaces the effective yield method with the proportional amortization method and modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. It the modified conditions are met, the ASU permits an entity to use the proportional amortization method to amortize the initial cost of the investment in proportion to the amount of tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. Additionally, the ASU requires new disclosures about all investments in qualified affordable housing projects irrespective of the method used to account for the investments. This guidance is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements, but significant disclosures to the Notes thereto will be required.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies (Continued)

In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures. The amendments in this guidance require repurchase-to-maturity transactions to be accounted for as secured borrowings. This guidance is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 2	Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, including allocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2014**	2013
Net loss	$(567)	$	*

Basic potential common shares:
Weighted average shares outstanding	899,190		*
Weighted average unallocated Employee Stock Ownership Plan shares	(69,777)		*

Basic weighted average shares outstanding	829,413		*

Dilutive potential common shares	—		*

Dilutive weighted average shares outstanding	829,413		*

Basic earnings per share	$(.68)	$	*

Diluted earnings per share	$(.68)	$	*

*	Earnings per share for the year ended September 30, 2013, is not applicable since the public offering was completed April 23, 2014.
**	Earnings per share for the year ended September 30, 2014, is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 3	Cash and Cash Equivalents

The Company is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total required reserve balance as of September 30, 2014 and 2013 was approximately $434 and $294, respectively.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014

Securities available for sale:
U.S. agency notes	$3,000	$—	$12	$2,988
U.S. agency pass-through	4,930	20	16	4,934

Total securities available for sale	$7,930	$20	$28	$7,922

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	$3,393	$33	$—	$3,426

Total securities held to maturity	$3,893	$34	$—	$3,927

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 4	Securities (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013

Securities available for sale:
U.S. agency notes	$2,000	$3	$13	$1,990
U.S. agency pass-through	4,852	28	14	4,866

Total securities available for sale	$6,852	$31	$27	$6,856

Securities held to maturity:
U.S. agency notes	$500	$—	$3	$497
U.S. agency pass-through	$1,994	$14	$—	$2,008

Total securities held to maturity	$2,494	$14	$3	$2,505

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 4	Securities (Continued)

The following table shows the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency notes	$1,488	$12	$—	$—	$1,488	$12
U.S. agency pass-through	2,243	16	—	—	2,243	16

Totals	$3,731	$28	$—	$—	$3,731	$28

At September 30, 2014, eight debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. These unrealized losses relate principally to the increase in interest rates and are not caused by changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 4	Securities (Continued)

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2014. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due through one year	$—	$—	$—	$—
Due after one year through three years	—	—	—	—
Due after three years through five years	511	505	—	—
Due after five years through ten years	4,481	4,463	1,337	1,349
Due after ten years	2,938	2,954	2,556	2,578

Total	$7,930	$7,922	$3,893	$3,927

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended September 30:

	2014	2013
Proceeds from sale of securities	$2,307	$137
Gross gains on sales	20	—
Gross losses on sales	—	13

As of September 30, 2014 and 2013, no securities were pledged to secure public deposits or for other purposes required or permitted by law.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans

The following table presents total loans by portfolio segment and class of loan as of September 30:

	2014	2013
Commercial:
Commercial and industrial	$1,662	$1,557
Commercial real estate	19,273	17,022
Multifamily real estate	14,718	10,474
Construction	1,092	1,387
Residential real estate:
One- to four-family residential	37,076	35,436
Second mortgage	10,044	10,374
Consumer	2,470	2,392

Subtotals	86,335	78,642

Allowance for loan losses	(1,403)	(1,146)
Net deferred loan expenses	(47)	(23)
Undisbursed loan proceeds	(128)	(357)

Loans, net	$84,757	$77,116

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Analysis of the allowance for loan losses for the years ended September 30, 2014 and 2013, follows:

	Commercial	Residential	Consumer	Totals
Balance at October 1, 2012	$824	$263	$42	$1,129
Provision for loan losses	269	271	7	547
Loans charged off	(466)	(55)	(22)	(543)
Recoveries of loans previously charged off	10	1	2	13

Balance at September 30, 2013	637	480	29	1,146

Provision for loan losses	240	120	(4)	356
Loans charged off	(1)	(100)	(13)	(114)
Recoveries of loans previously charged off	1	4	10	15

Balance at September 30, 2014	$877	$504	$22	$1,403

Allowance for loan losses at September 30, 2014:
Individually evaluated for impairment	$134	$98	$—	$232
Collectively evaluated for impairment	743	406	22	1,171

Totals	$877	$504	$22	$1,403

Allowance for loan losses at September 30, 2013:
Individually evaluated for impairment	$109	$137	$—	$246
Collectively evaluated for impairment	528	343	29	900

Totals	$637	$480	$29	$1,146

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Analysis of loans evaluated for impairment as of September 30, 2014 and 2013, follows:

	Commercial	Residential	Consumer	Totals
Loans at September 30, 2014:
Individually evaluated for impairment	$936	$1,178	$—	$2,114
Collectively evaluated for impairment	35,809	45,942	2,470	84,221

Totals	$36,745	$47,120	$2,470	$86,335

Loans at September 30, 2013:
Individually evaluated for impairment	$831	$1,403	$—	$2,234
Collectively evaluated for impairment	29,609	44,407	2,392	76,408

Totals	$30,440	$45,810	$2,392	$78,642

Information regarding impaired loans as of September 30, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial and industrial	$83	$83	N/A	$125	$—
Commercial real estate	575	575	N/A	560	36
Construction	—	—	N/A	—	—
One-to four-family	631	631	N/A	636	21

Totals	1,289	1,289	N/A	1,321	57

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	149	1
Commercial real estate	—	—	—	—	—
Construction	131	131	17	133	5
One-to four-family	547	547	98	550	19

Totals	825	825	232	832	25

Grand totals	$2,114	$2,114	$232	$2,153	$82

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Information regarding impaired loans as of September 30, 2013, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial and industrial	$91	$91	N/A	$132	$—
Commercial real estate	567	567	N/A	579	35
Construction	—	—	N/A	—	—
One-to four- family	758	758	N/A	1,019	39

Totals	1,416	1,416	N/A	1,730	74

Loans with an allowance for loan losses:
Commercial and industrial	93	93	93	101	—
Commercial real estate	—	—	—	—	—
Construction	80	80	16	81	4
One-to four-family	645	645	137	558	30

Totals	818	818	246	740	34

Grand totals	$2,234	$2,234	$246	$2,470	$108

No additional funds are committed to be advanced in connection with impaired loans.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

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

“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectibility of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectibility of the contractual loan payments is unlikely.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of September 30, 2014 and 2013, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals
September 30, 2014

Commercial and industrial	$1,432	$—	$230	$—	$1,662
Commercial real estate	17,671	1,027	575	—	19,273
Multifamily real estate	14,492	226	—	—	14,718
Construction	961	78	53	—	1,092

Totals	$34,556	$1,331	$858	$—	$36,745

September 30, 2013

Commercial and industrial	$1,182	$191	$184	$—	$1,557
Commercial real estate	12,808	3,707	507	—	17,022
Multifamily real estate	10,474	—	—	—	10,474
Construction	912	475	—	—	1,387

Totals	$25,376	$4,373	$691	$—	$30,440

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of September 30, 2014 and 2013, follows:

	Performing	Non- performing	Totals
September 30, 2014
One- to four-family	$36,659	$417	$37,076
Second mortgage	10,044	—	10,044
Consumer	2,462	8	2,470

Totals	$49,165	$425	$49,590

September 30, 2013
One- to four-family	$35,059	$377	$35,436
Second mortgage	10,247	127	10,374
Consumer	2,392	—	2,392

Totals	$47,698	$504	$48,202

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Loan aging information as of September 30, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial and industrial	$—	$230	$230
Commercial real estate	—	—	—
Construction	—	53	53
One- to four-family	280	493	773
Second mortgage	83	—	83
Consumer	4	8	12

Totals	$367	$784	$1,151

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial and industrial	$230	$1,432	$1,662	$—	$230
Commercial real estate	—	19,273	19,273	—	—
Multifamily real estate	—	14,718	14,718	—	—
Construction	53	1,039	1,092	—	53
One- to four-family	773	36,303	37,076	76	417
Second mortgage	83	9,961	10,044	—	—
Consumer	12	2,458	2,470	—	8

Totals	$1,151	$85,184	$86,335	$76	$708

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5	Loans (Continued)

Loan aging information as of September 30, 2013, follows:

			Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial and industrial			$92	$93	$185
Commercial real estate			1,410	—	1,410
One- to four-family			700	377	1,077
Second mortgage			57	127	184
Consumer			3	—	3

Totals			$2,262	$597	$2,859

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial and industrial	$185	$1,372	$1,557	$—	$93
Commercial real estate	1,410	15,612	17,022	—	—
Multifamily real estate	—	10,474	10,474	—	—
Construction	—	1,387	1,387	—	—
One- to four-family	1,077	34,359	35,436	—	377
Second mortgage	184	10,190	10,374	—	127
Consumer	3	2,389	2,392	—	—

Totals	$2,859	$75,783	$78,642	$—	$597

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. No new troubled debt restructurings were entered into during the year ended September 30, 2014.

During the year ended and as of September 30, 2013, there were three new troubled debt restructurings: first, two commercial and industrial loans for one borrower, totaling $105; second, a commercial real estate loan of $60. There were no changes in the principal balance as a result of these modifications.

No troubled debt restructurings defaulted within 12 months of their modification date during the 12 months ended September 30, 2014 and 2013.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 6	Premises and Equipment

An analysis of premises and equipment at September 30, 2014 and 2013, is as follows:

	2014	2013
Land	$1,675	$1,700
Buildings	5,272	5,355
Furniture and equipment	1,415	1,320

Totals	8,362	8,375
Accumulated depreciation	(2,939)	(2,742)

Premises and equipment, net	$5,423	$5,633

Depreciation and amortization of premises and equipment charged to operating expense totaled $259 and $249 for the years ended September 30, 2014 and 2013, respectively.

The Company is leasing office space under a noncancelable operating lease with an initial term of five years and options to extend the lease for two additional five-year periods. The Company pays for real estate taxes, insurance, and maintenance under this net lease. Rent expense under this lease was $106 and $133 for the years ended September 30, 2014 and 2013, respectively.

Future minimum rental payments under noncancelable lease terms are as follows for each of the years ending September 30:

2015	88
2016	92
2017	23

Total	$203

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7	Time Deposits

Time deposits of $100 or more totaled approximately $8,594 and $9,468 at September 30, 2014 and 2013, respectively.

The scheduled maturities of time deposits for each of the years ending September 30 are summarized as follows:

2015	$16,802
2016	5,131
2017	1,820
2018	1,813
2019	695
Thereafter	153

Total	$26,414

Note 8	Borrowed Funds

Borrowed funds consisted of the following at September 30, 2014 and 2013:

	2014		2013
	Rates	Amount	Rates	Amount
Federal Home Loan Bank (FHLB):
Fixed rate advances	3.05 - 3.89%	$5,000	3.05 - 3.89%	$5,500

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 8	Borrowed Funds (Continued)

The following is a summary of scheduled maturities of fixed rate borrowed funds for each of the years ending September 30:

	Fixed Rate Advances
	Weighted Average Rate	Amount
2015	—	—
2016	—	—
2017	3.24%	1,000
2018	3.05%	1,000
2019	3.83%	3,000

Total		$5,000

Actual maturities may differ from the scheduled principal maturities because of call options on the various advances.

The Company has a master contract agreement with FHLB that provides for borrowing up to the lesser of 20 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as London InterBank Offered Rate (LIBOR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company pledged approximately $21,463 and $20,459 of one- to four-family residential construction and residential real estate loans to secure FHLB advances as of September 30, 2014 and 2013, respectively.

FHLB advances are also secured by $652 and $652 of FHLB stock owned by the Company at September 30, 2014 and 2013, respectively.

At September 30, 2014, the Company’s available and unused portion of this borrowing agreement totaled approximately $8,048.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 8	Borrowed Funds (Continued)

The Company also has an agreement with the Federal Reserve Bank’s Borrower in Custody program. Under this program, the Company has pledged approximately $8,880 and $9,061 of consumer and home equity loans at September 30, 2014 and 2013, respectively. There were no borrowings under this agreement at September 30, 2014, and September 30, 2013. At September 30, 2014, the Company’s available and unused portion of this borrowing agreement totaled approximately $7,775.

Note 9	Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. Matching contributions are at the discretion of the Company’s Board of Directors. Matching contributions were $31 and $4 for the years ended September 30, 2014 and 2013, respectively.

Note 10	Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements is $271 at September 30, 2014 and 2013. There was no expense recognized during the years ended September 30, 2014 and 2013.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11	Income Taxes

The components of the provision for income taxes were as follows for the years ended September 30:

	2014	2013
Current tax expense:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred tax expense (benefit):
Federal	(433)	(404)
State	(110)	(105)
Change in valuation allowance	543	2,008

Total deferred	—	1,499

Total provision for income taxes	$—	$1,499

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended September 30 follows:

	2014		2013
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax provision (benefit) at statutory rate	$(413)	(34.0)	$(421)	(34.0)
Increases (decreases) in taxes resulting from:
Bank-owned life insurance	(28)	(2.3)	(30)	(2.4)
State taxes	(72)	(6.0)	(68)	(5.5)
Other	(30)	(2.4)	10	.8
Change in valuation allowance	543	44.7	2,008	162.1

Total provision for income taxes	$—	—	$1,499	121.0

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11	Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major components of the net deferred tax asset as of September 30, 2014 and 2013, are presented below:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$589	$469
Deferred gain on sale of building	54	80
Deferred compensation	107	107
Nonaccrued interest	8	10
Net operating loss carryforward	1,731	1,283
Alternative minimum tax carryforward	64	64
Unrealized gain on securities available for sale	3	—
Other	102	113

Total deferred tax assets	2,658	2,126

Deferred tax liabilities:
Premises and equipment	45	60
Rate lock commitment	4	3
FHLB stock	55	55
Unrealized gain on securities available for sale	—	1

Total deferred tax liabilities	104	119

Deferred tax asset before valuation allowance	2,554	2,007
Valuation allowance	(2,554)	(2,007)

Net deferred tax asset	$—	$—

The Company has federal and state net operating loss carryforwards totaling approximately $4,313 and $4,818, respectively, that may be applied against future federal and state taxable income and begin to expire in 2030. The Company has available alternative minimum tax credit carryforwards for federal tax purposes of approximately $64, which may be used indefinitely to reduce regular federal income taxes.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11	Income Taxes (Continued)

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law. Based on the available evidence, valuation allowances of $2,551 and $2,008 were recognized as of September 30, 2014 and 2013, respectively while $3 and $1 were the portion of the changes in net deferred tax asset related to changes that flowed through comprehensive loss, as of September 30, 2014 and 2013, respectively.

With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2009.

Note 12	Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates for the years ended September 30, is as follows:

	2014	2013
Balance at beginning	$24	$8
Adjustments due to changes in executive officers	(4)	—
New loans	4	573
Repayments	—	(557)

Balance at end	$24	$24

Deposits from directors, executive officers, and their affiliates totaled approximately $220 and $368 as of September 30, 2014 and 2013, respectively.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 13	Regulatory Matters

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

As of September 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since September 30, 2014, that management believes have changed the Bank’s category.

On June 6, 2012, the Bank entered into a memorandum of understanding (“Memorandum”) with the Federal Deposit Insurance Corporation (FDIC) and the State of Wisconsin Department of Financial Institutions (WDFI). The Memorandum required, among other things, that the Bank maintain a Tier 1 capital level equal to 8.0% of total average assets and a total risk-based capital level equal to 12.0% of risk-weighted assets. On September 29, 2014, the Memorandum was terminated by the FDIC and the WDFI.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

The Bank’s actual capital amounts and ratios as of September 30 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
September 30, 2014

Total capital (to risk-weighted assets)	$12,822	15.8%	>	$6,513	>	8.0%	>	$8,141	>	10.0%
Tier I capital (to risk-weighted assets)	11,800	14.5%	>	3,256	>	4.0%	>	4,885	>	6.0%
Tier I capital (to average assets)	11,800	9.7%	>	4,854	>	4.0%	>	6,068	>	5.0%

September 30, 2013

Total capital (to risk-weighted assets)	$8,150	11.6%	>	$5,636	>	8.0%	>	$7,044	>	10.0%
Tier I capital (to risk-weighted assets)	7,266	10.3%	>	2,818	>	4.0%	>	4,227	>	6.0%
Tier I capital (to average assets)	7,266	6.1%	>	4,802	>	4.0%	>	6,002	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio
September 30, 2014	$12,822	10.7%	$7,166	6.0%
September 30, 2013	8,150	7.1	6,912	6.0

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 14	Commitments, Contingencies, and Credit Risk

Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. Since some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.

The following commitments were outstanding at September 30:

	Notional Amount
	2014	2013
Commitments to extend credit	$902	$24
Unused lines of credit and credit card lines	11,682	11,931
Undisbursed portion of loan proceeds	128	357
Standby letters of credit	651	641

Commitments to extend credit (including undisbursed loans under rate lock commitments) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. All of these commitments are at fixed rates. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer.

Unused commitments under lines of credit and credit card lines are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 14	Commitments, Contingencies, and Credit Risk (Continued)

Credit Risk (Continued)

The undisbursed portion of loan proceeds represents undrawn amounts under construction loans. These loans are generally secured by real estate and generally have a specific maturity date.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Generally all standby letters of credit issued have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the consolidated financial statements, since recording the fair value of these guarantees would not have a significant impact on the consolidated financial statements.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements.

Concentration of Credit Risk

The majority of the Company’s loans and commitments have been granted to customers in the Company’s market area. The concentrations of credit by type are set forth in Note 4. The ability of the Company’s debtors to honor their contracts is dependent on the real estate and general economic conditions in this area. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

Note 15	Fair Value Measurements

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Assets - Securities available for sale	$7,922	$—	$7,922	$—

2013
Assets - Securities available for sale	$6,856	$—	$6,856	$—

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of September 30 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Loans	$593	$—	$—	$593
Foreclosed assets	775	—	—	775

Totals	$1,368	$—	$—	$1,368

2013
Loans	$572	$—	$—	$572
Foreclosed assets	1,006	—	—	1,006

Totals	$1,578	$—	$—	$1,578

Loans with a carrying amount of $825 and $818 were considered impaired and were written down to their estimated fair value of $593 and $572 as of September 30, 2014 and 2013, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $232 and $246 during the years ended September 30, 2014 and 2013, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

At September 30, 2014 and 2013, foreclosed assets with a fair value less estimated costs to sell of $775 and $1,006, respectively, were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

Securities held to maturity - Fair value is based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

The carrying value and estimated fair value of financial instruments at September 30 follow:

	September 30, 2014
			Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,047	$4,047	$—	$—
Other interest-bearing deposits	7,556	—	—	7,461
Securities available for sale	7,922	—	7,922	—
Securities held to maturity	3,893	—	3,927	—
Loans held for sale	320	—	320	—
Loans	84,757	—	—	84,182
Accrued interest receivable	402	402	—	—
Cash value of life insurance	3,238	—	—	3,238
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$97,685	$71,271	$—	$26,412
Advance payments by borrowers for taxes and insurance	830	830	—	—
Federal funds purchased	1,965	1,965	—	—
Borrowed funds	5,000	—	—	5,398
Accrued interest payable	52	52	—	—

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

	September 30, 2013
			Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,652	$11,652	$—	$—
Other interest-bearing deposits	5,245	—	—	5,525
Securities available for sale	6,856	—	6,856	—
Securities held to maturity	2,494	—	2,505	—
Loans held for sale	—	—	—	—
Loans	77,116	—	—	78,709
Accrued interest receivable	418	418	—	—
Cash value of life insurance	3,155	—	—	3,155
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$100,132	$69,448	$—	$34,471
Advance payments by borrowers for taxes and insurance	772	772	—	—
Federal funds purchased	304	304	—	—
Borrowed funds	5,500	—	—	5,963
Accrued interest payable	55	55	—	—

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 15	Fair Value Measurements (Continued)

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

Note 16	Employee Stock Ownership Plan

The Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees effective January 1, 2014. On April 23, 2014, the date of conversion, the ESOP borrowed $719 from the Company and used those funds to acquire 71,935 shares of the Company’s stock at a price of $10.00 per share. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayment made by the ESOP on the loan. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 16	Employee Stock Ownership Plan (Continued)

The $719 loan for the ESOP purchase was borrowed from the Company and requires annual payments to be made by the ESOP of approximately $41, including principal and interest at a rate of 3.25%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During 2014, 2,158 shares, with an average fair value of $9.11 per share, were committed to be released resulting in ESOP compensation expense of $19 for the year ended September 30, 2014. No ESOP compensation expense was recorded for the year ended September 30, 2013. The ESOP shares as of September 30 were as follows:

	2014	2013
Allocated shares	—	—
Shares committed to be released and allocated to participants	2,158	—
Total unallocated shares	69,777	—
Total ESOP shares	71,935	—

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 17	Plan of Conversion and Change in Corporate Form

In June 2013, the Board of Directors of the Bank adopted a plan of conversion (the “Plan”) to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, Home Bancorp Wisconsin, Inc., was formed on May 31, 2013, to become the stock bank holding company of the Bank upon consummation of the conversion. The Company filed a registration statement with the U.S. Securities and Exchange Commission which was declared effective on February 11, 2014. The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of Home Savings Bank at a special meeting held on March 25, 2014. In the conversion the Bank became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible members of the Bank and to the public. The conversion was completed with the sale of 899,190 shares on April 23, 2014. The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized $1.6 million in reorganization and stock issuance costs as of September 30, 2014. The Company’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed to 8% of the common stock sold in the offering.

The conversion was accounted for as a change in corporate form, with the historic basis of the Bank’s assets, liabilities, and equity unchanged as a result.