Form 10-Q
period 2014-12-31
Home Bancorp Wisconsin, Inc.
filed 2015-02-11
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of February 10, 2015.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

December 31, 2014 and September 30, 2013

(Dollars in Thousands)

	(Unaudited)
	December 31, 2014	September 30, 2014
Assets
Cash and due from banks	$3,373	$2,474
Interest-bearing deposits	295	1,573

Cash and cash equivalents	3,668	4,047
Other interest-bearing deposits	6,901	7,556
Securities available for sale	5,885	7,922
Securities held to maturity (fair value of $3,845 and $3,927 for December 31, 2014 and September 30, 2014, respectively)	3,778	3,893
Loans held for sale	766	320
Loans, net of allowance for loan losses of $1,429 and $1,403 for December 31, 2014 and September 30, 2014, respectively.	91,591	84,757
Premises and equipment, net	5,361	5,423
Foreclosed assets	715	775
Cash value of life insurance	3,258	3,238
Federal Home Loan Bank stock	652	652
Other assets	798	849

TOTAL ASSETS	$123,373	$119,432

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$30,953	$28,280
Money market and savings deposits	43,016	42,991
Time deposits	25,369	26,414

Total deposits	99,338	97,685
Advance payments by borrowers for taxes and insurance	379	830
Federal funds purchased	2,731	1,965
Borrowed funds	6,500	5,000
Other liabilities	1,813	1,186

Total liabilities	110,761	106,666

Commitments and contingencies (Note 1)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at December 31, 2014 and September 30, 2014	$9	$9
Additional paid-in capital	7,412	7,413
Retained earnings	5,869	6,050
Unearned Employee Stock Ownership Plan (ESOP) shares	(690)	(698)
Accumulated other comprehensive income (loss)	12	(8)

Total stockholders’ equity	12,612	12,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,373	$119,432

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013

Interest and dividend income:
Loans, including fees	$938	$891
Interest-bearing deposits	33	26
Securities	54	58

Total interest and dividend income	1,025	975

Interest expense:
Deposits	68	90
Borrowed funds	47	49

Total interest expense	115	139

Net interest income	910	836
Provision for loan losses	30	51

Net interest income after provision for loan losses	880	785

Noninterest income:
Service fees	62	74
Mortgage banking income	25	7
Net gain (loss) on sale of securities	7	—
Increase in cash value of life insurance	20	21
Net gain on sale of premises and equipment	16	16
Rental income	26	26
Other	7	5

Total noninterest income	163	149

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Continued)

Three Months Ended December 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013
Noninterest expense:
Compensation and employee benefits	$599	$521
Occupancy and equipment	187	175
Data processing and office expense	234	234
Foreclosed assets, net	44	23
Advertising and promotions	28	65
Professional fees	31	35
Examinations and assessments	39	43
Other	62	54

Total noninterest expense	1,224	1,150

Loss before income taxes	(181)	(216)
Provision for income taxes	—	—

Net loss	$(181)	$(216)

Earnings per share:

Basic	(.22)	—
Diluted	(.22)	—

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended December 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013

Net loss	$(181)	$(216)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	27	(14)
Reclassification adjustment for (gains) losses realized in net loss	(7)	—
Income tax effect	—	—

Net unrealized gain (loss) on securities	20	(14)

Other comprehensive income (loss), net of tax	20	(14)

Comprehensive loss	$(161)	$(230)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended December 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2013	$—	$—	$7,266	$—	$4	$7,270
Net loss	—	—	(216)	—	—	(216)
Other comprehensive loss	—	—	—	—	(14)	(14)

Balance at December 31, 2013	$—	$—	$7,050	$—	$(10)	$7,040

Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(181)	—	—	(181)
Allocation of 719 Shares from ESOP	—	(1)	—	8	—	7
Other comprehensive income	—	—	—	—	20	20

Balance at December 31, 2014	$9	$7,412	$5,869	$(690)	$12	$12,612

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(181)	$(216)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	65	66
Net amortization of premiums and discounts	8	4
ESOP compensation expense	7	—
Provision for loan losses	30	51
Net (gain) loss on sale of securities	(7)	—
Gain on sale of premises and equipment	(16)	(16)
Net loss on foreclosed assets	33	—
Increase in cash surrender value	(20)	(21)
Changes in operating assets and liabilities:
Loans held for sale	(446)	(145)
Other assets	51	(233)
Other liabilities	643	1,080

Total adjustments	348	786

Net cash provided by operating activities	167	570

Cash flows from investing activities:
Net increase in other interest-bearing deposits	655	(195)
Purchases of securities available for sale	—	(846)
Proceeds from sales of securities available for sale	836	—
Proceeds from maturities, prepayments, and calls of securities available for sale	1,221	181
Proceeds from maturities, prepayments, and calls of securities held to maturity	114	53
Net (increase) decrease in loans	(6,964)	(3,770)
Proceeds from sale of foreclosed assets	127	6
Proceeds from sale of premises and equipment	—	78
Capital expenditures	(3)	(29)

Net cash used in investing activities	(4,014)	(4,522)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended December 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,653	$(420)
Net decrease in advance payments by borrowers for taxes and insurance	(451)	(152)
Net increase (decrease) in federal funds purchased	766	(304)
Proceeds from borrowings	1,500	—
Repayments of borrowed funds	—	(500)

Net cash provided by (used in) financing activities	3,468	(1,376)

Net decrease in cash and cash equivalents	(379)	(5,328)
Cash and cash equivalents at beginning	4,047	11,652

Cash and cash equivalents at end	$3,668	$6,324

Supplemental cash flow information:
Cash paid for interest	$129	$158

Noncash operating and investing activities:
Loans transferred to foreclosed assets	$100	$—

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Financial Statements

Note 1	Basis of Financial Statement Presentation

The unaudited financial statements include the accounts of Home Bancorp Wisconsin, Inc. and its wholly-owned subsidiary, Home Savings Bank, the “Bank,” and collectively, (the “Company”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2014 and September 30, 2014, and the results of its operations and comprehensive income (loss) for the three months ended December 31, 2014 and 2013, and the statements of stockholders’ equity and cash flows for the three months ended December 31, 2014 and 2013. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2014 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 12, 2014 as filed with the Securities and Exchange Commission.

The results of operations for the three month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the 10-K.

Note 2	Plan of Conversion and Change in Corporate Form

On June 4, 2013, the Board of Directors of Home Savings Bank adopted a plan of conversion to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, Home Bancorp Wisconsin, Inc. was formed on May 31, 2013 to become the stock bank holding company of the Bank upon consummation of the conversion.

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

In the conversion the Bank became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its stock at $10.00 per share to eligible members of the Bank and to the public. The conversion was completed with the sale of 899,190 shares, including 71,935 shares purchased by the Bank’s employee stock ownership plan, on April 23, 2014 and shares of the Company began trading on April 24, 2014.

The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized $1.6 million in reorganization and stock issuance costs.

Note 3	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The primary purpose of this new guidance is to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The primary purpose of this new guidance is to clarify, for consumer mortgage loans, when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan. This guidance is effective for annual and interim periods beginning after December 15, 2014. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendment supercedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements, but significant disclosures to the Notes thereto will be required.

In August 2014, FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. The amendments in this guidance require a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the standard is not expected to have a material effect on the Company’s operating results or financial condition.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 4	Earnings Per Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2014	2013

Net loss	$(181)	$	*

Basic potential common shares:
Weighted average shares outstanding	899,190		*
Weighted average unallocated Employee Stock Ownership Plan shares	(69,754)		*

Basic weighted average shares outstanding	829,436		*

Dilutive potential common shares	—		*

Dilutive weighted average shares outstanding	829,436		*

Basic earnings per share	$(.22)	$	*

Diluted earnings per share	$(.22)	$	*

*	Earnings per share for the three months ended December 31, 2013, is not applicable since the public offering was completed April 23, 2014.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 5	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2014

Securities available for sale:
U.S. agency notes	$2,000	$1	$1	$2,000
U.S. agency pass-through	3,873	17	5	3,885

Total securities available for sale	$5,873	$18	$6	$5,885

Securities held to maturity:
U.S. agency notes	$500	$5	$—	$505
U.S. agency pass-through	$3,278	$62	$—	$3,340

Total securities held to maturity	$3,778	$67	$—	$3,845

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 5	Securities (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2014

Securities available for sale:
U.S. agency notes	$3,000	$—	$12	$2,988
U.S. agency pass-through	4,930	20	16	4,934

Total securities available for sale	$7,930	$20	$28	$7,922

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	$3,393	$33	$—	$3,426

Total securities held to maturity	$3,893	$34	$—	$3,927

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

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

The following table presents total loans by portfolio segment and class of loan as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014

Commercial:
Commercial and industrial	$2,158	$1,662
Commercial real estate	18,632	19,273
Multifamily real estate	19,521	14,718
Construction	2,066	1,092
Residential real estate:
One- to four-family residential	38,536	37,076
Second mortgage	9,942	10,044
Consumer	2,422	2,470

Subtotals	93,277	86,335

Allowance for loan losses	(1,429)	(1,403)
Net deferred loan expenses	(39)	(47)
Undisbursed loan proceeds	(218)	(128)

Loans, net	$91,591	$84,757

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Analysis of the allowance for loan losses for the three months ended December 31, 2014 and 2013, follows:

	Commercial	Residential	Consumer	Totals

Balance at September 30, 2013	$637	$480	$29	$1,146
Provision for loan losses	18	33	—	51
Loans charged off	(1)	(7)	(1)	(9)
Recoveries of loans previously charged off	1	—	1	2

Balance at December 31, 2013	655	506	29	1,190

Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	96	(68)	2	30
Loans charged off	—	—	(5)	(5)
Recoveries of loans previously charged off	—	—	1	1

Balance at December 31, 2014	$973	$436	$20	$1,429

Allowance for loan losses at December 31, 2014:
Individually evaluated for impairment	$131	$122	$—	$253
Collectively evaluated for impairment	842	314	20	1,176

Totals	$973	$436	$20	$1,429

Allowance for loan losses at September 30, 2014:
Individually evaluated for impairment	$134	$98	$—	$232
Collectively evaluated for impairment	743	406	22	1,171

Totals	$877	$504	$22	$1,403

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Analysis of loans evaluated for impairment as of December 31, 2014 and September 30, 2014, follows:

	Commercial	Residential	Consumer	Totals

Loans at December 31, 2014:
Individually evaluated for impairment	$870	$1,100	$—	$1,970
Collectively evaluated for impairment	41,507	47,378	2,422	91,307

Totals	$42,377	$48,478	$2,422	$93,277

Loans at September 30, 2014:
Individually evaluated for impairment	$936	$1,178	$—	$2,114
Collectively evaluated for impairment	35,809	45,942	2,470	84,221

Totals	$36,745	$47,120	$2,470	$86,335

Information regarding impaired loans as of December 31, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$81	$80	N/A	$123	$—
Commercial real estate	564	564	N/A	570	8
Construction	—	—	N/A	—	—
One-to four-family	527	527	N/A	529	5

Totals	1,172	1,172	N/A	1,222	13

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	147	—
Commercial real estate	—	—	—	—	—
Construction	78	78	14	78	1
One-to four-family	573	573	122	573	5

Totals	798	798	253	798	6

Grand totals	$1,970	$1,970	$253	$2,020	$19

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Information regarding impaired loans as of September 30, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$83	$83	N/A	$125	$—
Commercial real estate	575	575	N/A	560	36
Construction	—	—	N/A	—	—
One-to four-family	631	631	N/A	636	21

Totals	1,289	1,289	N/A	1,321	57

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	149	1
Commercial real estate	—	—	—	—	—
Construction	131	131	17	133	5
One-to four-family	547	547	98	550	19

Totals	825	825	232	832	25

Grand totals	$2,114	$2,114	$232	$2,153	$82

No additional funds are committed to be advanced in connection with impaired loans.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of December 31, 2014 and September 30, 2014, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

December 31, 2014

Commercial and industrial	$1,931	$—	$227	$—	$2,158
Commercial real estate	17,048	1,020	564	—	18,632
Multifamily real estate	19,296	225	—	—	19,521
Construction	1,988	78	—	—	2,066

Totals	$40,263	$1,323	$791	$—	$42,377

September 30, 2014

Commercial and industrial	$1,432	$—	$230	$—	$1,662
Commercial real estate	17,671	1,027	575	—	19,273
Multifamily real estate	14,492	226	—	—	14,718
Construction	961	78	53	—	1,092

Totals	$34,556	$1,331	$858	$—	$36,745

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of December 31, 2014 and September 30, 2014, follows:

	Performing	Non- performing	Totals

December 31, 2014

One- to four-family	$38,057	$479	$38,536
Second mortgage	9,942	—	9,942
Consumer	2,418	4	2,422

Totals	$50,417	$483	$50,900

September 30, 2014

One- to four-family	$36,659	$417	$37,076
Second mortgage	10,044	—	10,044
Consumer	2,462	8	2,470

Totals	$49,165	$425	$49,590

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Loan aging information as of December 31, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$227	$227
Commercial real estate	245	63	308
Construction	—	—	—
One- to four-family	363	555	918
Second mortgage	27	—	27
Consumer	2	4	6

Totals	$637	$849	$1,486

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$227	$1,931	$2,158	$—	$227
Commercial real estate	308	18,324	18,632	—	63
Multifamily real estate	—	19,521	19,521	—	—
Construction	—	2,066	2,066	—	—
One- to four-family	918	37,618	38,536	76	479
Second mortgage	27	9,915	9,942	—	—
Consumer	6	2,416	2,422	—	4

Totals	$1,486	$91,791	$93,277	$76	$773

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 6	Loans (Continued)

Loan aging information as of September 30, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$230	$230
Commercial real estate	—	—	—
Construction	—	53	53
One- to four-family	280	493	773
Second mortgage	83	—	83
Consumer	4	8	12

Totals	$367	$784	$1,151

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$230	$1,432	$1,662	$—	$230
Commercial real estate	—	19,273	19,273	—	—
Multifamily real estate	—	14,718	14,718	—	—
Construction	53	1,039	1,092	—	53
One- to four-family	773	36,303	37,076	76	417
Second mortgage	83	9,961	10,044	—	—
Consumer	12	2,458	2,470	—	8

Totals	$1,151	$85,184	$86,335	$76	$708

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. No new troubled debt restructurings were entered into during the three months ended December 31, 2014.

During the year ended and as of September 30, 2014, there were no new troubled debt restructurings.

No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended December 31, 2014 and year ended September 30, 2014.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 7	Regulatory Capital Ratios

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

As of December 31, 2014 and September 30, 2014, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since December 31, 2014, that management believes have changed the Bank’s category.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 7	Regulatory Capital Ratios (Continued)

The Bank’s actual capital amounts and ratios as of December 31, 2014 and September 30, 2014 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

December 31, 2014

Total capital (to risk-weighted assets)	$12,712	14.6	% ≥	$6,951	≥	8.0	% ≥	$8,689	≥	10.0%
Tier I capital (to risk-weighted assets)	11,622	13.4	% ≥	3,476	≥	4.0	% ≥	5,213	≥	6.0%
Tier I capital (to average assets)	11,622	9.6	% ≥	4,836	≥	4.0	% ≥	6,045	≥	5.0%

September 30, 2014

Total capital (to risk-weighted assets)	$12,822	15.8	% ≥	$6,513	≥	8.0	% ≥	$8,141	≥	10.0%
Tier I capital (to risk-weighted assets)	11,800	14.5	% ≥	3,256	≥	4.0	% ≥	4,885	≥	6.0%
Tier I capital (to average assets)	11,800	9.7	% ≥	4,854	≥	4.0	% ≥	6,068	≥	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

December 30, 2014	$12,712	10.3%	$7,402	6.0%
September 30, 2014	12,822	10.7	7,166	6.0

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets - Securities available for sale	$5,885	$—	$5,885	$—

September 30, 2014
Assets - Securities available for sale	$7,922	$—	$7,922	$—

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31, 2014 and September 30, 2014 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Loans	$545	$—	$—	$545
Foreclosed assets	715	—	—	715

Totals	$1,260	$—	$—	$1,260

September 30, 2014
Loans	$593	$—	$—	$593
Foreclosed assets	775	—	—	775

Totals	$1,368	$—	$—	$1,368

Loans with a carrying amount of $798 and $825 were considered impaired and were written down to their estimated fair value of $545 and $593 as of December 31, 2014 and September 30, 2014, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $253 and $232 during the three months ended December 31, 2014 and the year ended September 30, 2014, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

At December 31, 2014 and September 30, 2014, foreclosed assets with a fair value less estimated costs to sell of $715 and $775, respectively, were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

The carrying value and estimated fair value of financial instruments at December 31, 2014 and September 30, 2014 follow:

	December 31, 2014
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,668	$3,668	$—	$—
Other interest-bearing deposits	6,901	—	—	6,814
Securities available for sale	5,885	—	5,885	—
Securities held to maturity	3,778	—	3,845	—
Loans held for sale	766	—	766	—
Loans	91,591	—	—	90,970
Accrued interest receivable	426	426	—	—
Cash value of life insurance	3,258	—	—	3,258
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$99,338	$73,969	$—	$25,367
Advance payments by borrowers for taxes and insurance	379	379	—	—
Federal funds purchased	2,731	2,731	—	—
Borrowed funds	6,500	—	—	6,903
Accrued interest payable	39	39	—	—

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

	September 30, 2014
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$4,047	$4,047	$—	$—
Other interest-bearing deposits	7,556	—	—	7,461
Securities available for sale	7,922	—	7,922	—
Securities held to maturity	3,893	—	3,927	—
Loans held for sale	320	—	320	—
Loans	84,757	—	—	84,182
Accrued interest receivable	402	402	—	—
Cash value of life insurance	3,238	—	—	3,238
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$97,685	$71,271	$—	$26,412
Advance payments by borrowers for taxes and insurance	830	830	—	—
Federal funds purchased	1,965	1,965	—	—
Borrowed funds	5,000	—	—	5,398
Accrued interest payable	52	52	—	—

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 8	Fair Value Measurements (Continued)

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

Note 9	Employee Stock Ownership Plan

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 9	Employee Stock Ownership Plan (Continued)

The $719 loan for the ESOP purchase was borrowed from the Company and requires annual payments to be made by the ESOP of approximately $41, including principal and interest at a rate of 3.25%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the three months ended December 31, 2014, 719 shares, with an average fair value of $8.36 per share, were committed to be released resulting in ESOP compensation expense of $7 for the three months ended December 31, 2014. During the three months ended December 31, 2014 the 719 shares committed to be released were released, along with the 2,158 shares previously committed to be released, to total 2,877 shares released. No ESOP compensation expense was recorded for the three months ended December 31, 2013. The ESOP shares as of December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014	September 30, 2014
Allocated shares	2,877	—
Shares committed to be released and allocated to participants	—	2,158
Total unallocated shares	69,058	69,777

Total ESOP shares	71,935	71,935

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands, except per share data)

Note 10	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2014 but prior to the release of these financial statements.

As of January 28, 2015 the Company’s shares are traded on the OTC Pink market. The shares were previously traded on the OTCQB market.

Based on the results of this review, no additional subsequent events disclosures or financial statement impacts to the recently completed quarter are required as of the release date.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2014, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, and 2014, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2014, and again at December 31, 2014 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.

Overview

During the quarter ended December 31, 2014, we experienced a net loss of $181,000, a $35,000 improvement from the $216,000 net loss for the quarter ended December 31, 2013. Net interest income increased by $74,000 for the quarter ended December 31, 2014, compared to the quarter ended December 31, 2013. In addition, the provision for loan losses decreased by $21,000 for the 2014 quarter compared to 2013, as credit quality continued to improve. However, noninterest expense increased by $74,000 for the first quarter of 2015 compared to the first quarter of 2014, primarily due to an increase of $78,000 in compensation and employee benefits.

We do not anticipate net income until we are able to achieve significant growth in our earnings base. While we have already started to increase our interest income by increasing our earnings base, including our loan portfolio, it will take additional time to fully deploy the proceeds of the offering into higher earning assets. Although we hope to return to profitability in 2016, we cannot predict with specificity when or whether this will occur. A return to profitability is dependent upon, among other things, portfolio loan growth, saleable loan growth and expense management.

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Total assets increased $3.9 million, or 3.4% to $123.3 million at December 31, 2014 from $119.4 million at September 30, 2014. Net loans increased by $6.8 million and loans held for sale increased by $446,000, as total investment securities decreased by $2.2 million and other interest-bearing deposits in other banks decreased by $655,000.

Net loans, excluding loans held for sale, increased by $6.8 million, or 8.1%, to $91.6 million at December 31, 2014 from $84.8 million at September 30, 2014. The increase in net loans during the three months ended December 31, 2014 was primarily the result of a $4.8 million increase in multifamily real estate loans, a $1.0 million increase in construction loans, a $1.3 million increase in one- to four-family residential mortgage loans and a $176,000 increase in one- to four-family investor mortgage loans.

Loans held for sale increased by $446,000, or 139.4%, to $776,000 from $320,000 at September 30, 2014. The increase in loans held for sale represents the timing of loan originations and loan sales.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Total investment securities decreased $2.2 million, or 18.2%, to $9.7 million at December 31, 2014. Securities available for sale decreased $2.0 million, while securities held to maturity decreased by $115,000.

Our investment in bank-owned life insurance increased $20,000 to $3.3 million during the three months ended December 31, 2014. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Foreclosed assets decreased $60,000 to $715,000 at December 31, 2014.

Total deposits increased $1.7 million, or 1.7%, to $99.4 million at December 31, 2014 from $97.7 million at September 30, 2014. As part of our plan to reduce our reliance on certificates of deposit, we allowed higher costing certificates of deposit to run off at maturity during the period ended December 31, 2014. During the period, certificates of deposit decreased $1.0 million, or 4.0%, to $25.4 million. Total core deposits, which we consider to be all deposits except time deposits, increased by $2.7 million, or 3.6%, to $74.0 million as a result of a $2.7 million increase in demand accounts.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances increased by $1.5 million, or 30.0%, to $6.5 million at September 30, 2014. At December 31, 2014, and September 30, 2014, we also had $2.7 million and $2.0 million of overnight federal funds, respectively.

Other liabilities increased $633,000 to $1.8 million on December 31, 2014.

Total equity decreased $154,000, or 1.2%, to $12.6 million at December 31, 2014 from $12.8 million at September 30, 2014. The decrease was primarily due to the $181,000 net loss for the three months ended December 31, 2014. Additionally, accumulated other comprehensive income increased by $20,000 and $7,000 of ESOP shares were earned in the three months ended December 31, 2014.

Comparison of Results of Operations for the three months ended December 31, 2014 and 2013

General. We recorded a net loss of $181,000 for the three months ended December 31, 2014, compared to a net loss of $216,000 for the three months ended December 31, 2013. Net interest income increased by $74,000, noninterest income increased by $14,000, and the provision for loan losses decreased by $21,000 for the three months ended December 31, 2014. However, this improvement was partially offset by a $74,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $74,000, or 8.9%, to $910,000 for the three months ended December 31, 2014 from $836,000 for the three months ended December 31, 2013. The increase in net interest income resulted from an increase of $50,000 in interest and dividend income and a decrease of $24,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $50,000, or 5.1%, to $1.0 million for the three months ended December 31, 2014 from $975,000 for the three months ended December 31, 2013. The increase resulted from a $3,000 increase in interest and dividend income on interest-bearing deposits and securities and a $47,000 increase in interest income on loans.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Interest income on loans increased $47,000, or 5.3%, to $938,000 for the quarter ended December 31, 2014 from $891,000 for the quarter ended December 31, 2013. This increase resulted from a $8.6 million increase in the average balance of loans to $88.0 million that was partially offset by a 25 basis point decrease in the average yield on loans to 4.20%. The average balance of loans held for sale rose $614,000 to $716,000. Total loans increased as we deployed funds raised in the stock conversion.

Interest income on interest-bearing deposits increased $7,000, or 26.9%, to $33,000 for the three month period ended December 31, 2014 from $26,000 for the three month period ended December 31, 2013.

Interest and dividend income on investment securities decreased by $4,000 to $54,000 for the quarter ended December 31, 2014 from $58,000 for the quarter ended December 31, 2013. The decrease was due to a $1.4 million increase in the average balance of investment securities to $10.9 million for the quarter ended December 31, 2014 which was more than offset by a 41 basis point decrease in the average yield on investment securities to 1.97%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $24,000, or 17.3%, to $115,000 for the quarter ended December 31, 2014 from $139,000 for the quarter ended December 31, 2013. The decrease was due to a $22,000, or 24.4%, decrease in the cost of interest-bearing deposits and a $2,000, or 4.1%, decrease in the cost of borrowings.

The $22,000 decrease in interest expense from deposits was largely the result of a $24,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $4.1 million for the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013, while the average cost of such deposits decreased to .79% from 1.00% for the same periods, respectively.

The cost of borrowings decreased $2,000 for the quarter ended December 31, 2014, as average borrowings increased $1.0 million and the average cost of such borrowings decreased to 2.94% from 3.64%.

Provision for Loan Losses. We recorded a provision for loan losses of $30,000 for the three months ended December 31, 2014, compared to a provision for loan losses of $51,000 for the three months ended December 31, 2013. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses. The allowance for loan losses increased $26,000 in the three months ended December 31, 2014 as the $30,000 provision for loan losses and the $1,000 recoveries on previously charged off loans was more than offset by net loan charge offs totaling $5,000.

Noninterest Income. Noninterest income increased $14,000 to $163,000 for the three months ended December 31, 2014, compared to $149,000 for the three months ended December 31, 2013. The growth was primarily due to an $18,000 increase in mortgage banking income to $25,000 for the quarter ended December 31, 2014. Noninterest income from service fees declined by $12,000 to $62,000 for the quarter ended and we had a $7,000 gain on sale of securities.

Noninterest Expense. Noninterest expense increased $74,000, or 6.4%, to $1.2 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The largest component increases were compensation and employee benefits which increased $78,000 from $521,000 and noninterest expenses on foreclosed assets which increased $21,000 from $23,000. These increases were offset by a decrease of $37,000 in other advertising and promotions expenses.

Income Tax Expense. We recorded no income tax expense for the three months ended December 31, 2014 and 2013. Although we had losses in both quarters, we recorded no tax benefit in the quarters ended December 31, 2014 and 2013 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2014, we had $6.5 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $14.1 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At December 31, 2014, we also had the ability to borrow up to $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.3 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $6.8 million during the three months ended December 31, 2014.

Total deposits increased $1.7 million during the three months ended December 31, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2014, certificates of deposit scheduled to mature within one year totaled $16.6 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2014, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of December 31, 2014, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 12, 2014.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

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

Form 10-Q

Home Savings Bank

Part II — Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Form 10-K for the year ended September 30, 2014 as filed with the Securities and Exchange Commission on December 12, 2014. As of December 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of December 31, 2014 and September 30, 2014, (ii) the Statements of Income for the three months December 31, 2014 and 2013, (iii) the Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) the Statements of Equity for the three months ended December 31, 2014 and 2013, (v) the Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (vi) the Notes to the Financial Statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: February 10, 2015	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: February 10, 2015	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer