Form 10-Q
period 2015-03-31
Home Bancorp Wisconsin, Inc.
filed 2015-05-13
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of May 10, 2015.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2015 and September 30, 2014

(Dollars in Thousands)

	(Unaudited)
	March 31, 2015	September 30, 2014
Assets
Cash and due from banks	$4,393	$2,474
Interest-bearing deposits	602	1,573

Cash and cash equivalents	4,995	4,047
Other interest-bearing deposits	6,066	7,556
Securities available for sale	5,633	7,922
Securities held to maturity (fair value of $3,738 and $3,927 for March 31, 2015 and September 30, 2014, respectively)	3,651	3,893
Loans held for sale	242	320
Loans, net of allowance for loan losses of $1,451 and $1,403 for March 31, 2015 and September 30, 2014, respectively.	95,570	84,757
Premises and equipment, net	5,318	5,423
Foreclosed assets	615	775
Cash value of life insurance	3,278	3,238
Federal Home Loan Bank stock	652	652
Other assets	797	849

TOTAL ASSETS	$126,817	$119,432

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$30,675	$28,280
Money market and savings deposits	43,365	42,991
Time deposits	28,889	26,414

Total deposits	102,929	97,685
Advance payments by borrowers for taxes and insurance	442	830
Federal funds purchased	—	1,965
Borrowed funds	9,600	5,000
Other liabilities	1,303	1,186

Total liabilities	114,274	106,666

Commitments and contingencies (Note 1)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at March 31, 2015 and September 30, 2014	$9	$9
Additional paid-in capital	7,411	7,413
Retained earnings	5,768	6,050
Unearned Employee Stock Ownership Plan (ESOP) shares	(683)	(698)
Accumulated other comprehensive income (loss)	38	(8)

Total stockholders’ equity	12,543	12,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,817	$119,432

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Interest and dividend income:
Loans, including fees	$984	$883	$1,922	$1,774
Interest-bearing deposits	31	22	64	48
Securities	46	56	100	114

Total interest and dividend income	1,061	961	2,086	1,936

Interest expense:
Deposits	63	84	131	174
Borrowed funds	55	44	102	93

Total interest expense	118	128	233	267

Net interest income	943	833	1,853	1,669
Provision for loan losses	30	116	60	167

Net interest income after provision for loan losses	913	717	1,793	1,502

Noninterest income:
Service fees	50	64	112	138
Mortgage banking income	70	19	95	26
Net gain on sale of securities	1	—	8	—
Increase in cash value of life insurance	20	20	40	41
Net gain on sale of premises and equipment	16	17	32	33
Rental income	24	26	50	52
Other	11	6	18	11

Total noninterest income	192	152	355	301

Noninterest expense:
Compensation and employee benefits	594	589	1,193	1,110
Occupancy and equipment	198	212	385	387
Data processing and office expense	228	245	462	479
Foreclosed assets, net	23	6	67	29
Advertising and promotions	31	51	59	116
Professional fees	28	39	59	74
Examinations and assessments	29	43	68	86
Other	73	75	135	129

Total noninterest expense	1,204	1,260	2,428	2,410

Loss before income taxes	(99)	(391)	(280)	(607)
Provision for income taxes	—	—	—	—

Net income (loss)	$(99)	$(391)	$(280)	$(607)

Earnings per share:

Basic	(.12)	NA	(.34)	NA
Dilutive	(.12)	NA	(.34)	NA

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income (loss)	$(99)	$(391)	$(280)	$(607)

Other comprehensive income (loss), net of tax:
Unrealized gain on securities during the year	27	62	54	48
Reclassification adjustment for gains realized in net income	(1)	—	(8)	—
Income tax effect	—	—	—	—

Net unrealized gain on securities	26	62	46	48

Other comprehensive income, net of tax	26	62	46	48

Comprehensive income (loss)	$(73)	$(329)	$(234)	$(559)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2013	$—	$—	$7,266	$—	$4	$7,270
Net loss	—	—	(607)	—	—	(607)
Other comprehensive income	—	—	—	—	48	48

Balance at March 31, 2014	$—	$—	$6,659	$—	$52	$6,711

Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(280)	—	—	(280)
Allocation of 1,439 Shares from ESOP	—	(2)	(2)	15	—	11
Other comprehensive income	—	—	—	—	46	46

Balance at March 31, 2015	$9	$7,411	$5,768	$(683)	$38	$12,543

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2015	2014
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(280)	$(607)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	127	130
Net amortization of premiums and discounts	18	10
ESOP compensation expense	11	—
Provision for loan losses	60	167
Net (gain) loss on sale of securities	(8)	—
Gain on sale of premises and equipment	(32)	(33)
Net loss on foreclosed assets	51	—
Increase in cash surrender value	(40)	(41)
Changes in operating assets and liabilities:
Loans held for sale	78	(107)
Other assets	52	(462)
Other liabilities	149	(71)

Total adjustments	466	(407)

Net cash provided by (used in) operating activities	186	(1,014)

Cash flows from investing activities:
Net increase in other interest-bearing deposits	1,490	(97)
Purchases of securities available for sale	—	(1,365)
Proceeds from sales of securities available for sale	836	—
Proceeds from maturities, prepayments, and calls of securities available for sale	1,492	1,433
Proceeds from maturities, prepayments, and calls of securities held to maturity	239	106
Net (increase) decrease in loans	(11,112)	(4,034)
Proceeds from sale of foreclosed assets	348	6
Proceeds from sale of premises and equipment	—	78
Capital expenditures	(22)	(81)

Net cash used in investing activities	(6,729)	(3,954)

Cash flows from financing activities:
Net increase in deposits	5,244	7,131
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(388)	943
Net decrease in federal funds purchased	(1,965)	(304)
Proceeds from borrowings	8,000	—
Repayments of borrowed funds	(3,400)	(500)

Net cash provided by financing activities	7,491	7,270

Net increase in cash and cash equivalents	948	2,302
Cash and cash equivalents at beginning	4,047	11,652

Cash and cash equivalents at end	$4,995	$13,954

Supplemental cash flow information:
Cash paid for interest	$241	$283
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$239	$—

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary Form 10-Q Notes to Condensed Consolidated Financial Statements (Unaudited) (Dollars in Thousands, except per share data)	Home Bancorp Wisconsin, Inc. and Subsidiary Notes to Financial Statements

Note 1	Basis of Financial Statement Presentation

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

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2015 and September 30, 2014, and the results of its operations and comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014, and the statements of stockholders’ equity and cash flows for the six months ended March 31, 2015 and 2014. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2014 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 12, 2014 as filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the 10-K.

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

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (subtopic 835-30): Simplify the Presentation of Debt Issuance Costs. The primary purpose of this new guidance is to present debt issuance costs as a direct deduction from the carrying amount of the debt liability. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements or the Notes thereto.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of the guidance is not expected to have a material impact on the consolidated financial statements, but significant disclosures to the Notes thereto will be required.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014		Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

Net loss	$(99)	$	*	$(280)	$	*

Basic potential common shares:
Weighted average shares outstanding	899,190		*	899,190		*
Weighted average unallocated Employee Stock Ownership Plan shares	(68,699)		*	(69,058)		*

Basic weighted average shares outstanding	830,491		*	830,132		*

Dilutive potential common shares	—		*	—		*

Dilutive weighted average shares outstanding	830,491		*	830,132		*

Basic earnings per share	$(.12)	$	*	$(.34)	$	*

Diluted earnings per share	$(.12)	$	*	$(.34)	$	*

*	Earnings per share for the three and six months ended March 31, 2014, is not applicable since the public offering was completed April 23, 2014.

Note 5	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2015

Securities available for sale:
U.S. agency notes	$2,000	$—	$1	$1,999
U.S. agency pass-through	3,594	40	$—	3,634

Total securities available for sale	$5,594	$40	$1	$5,633

Securities held to maturity:
U.S. agency notes	$500	$4	$—	$504
U.S. agency pass-through	$3,151	$83	$—	$3,234

Total securities held to maturity	$3,651	$87	$—	$3,738

September 30, 2014

Securities available for sale:
U.S. agency notes	$3,000	$—	$12	$2,988
U.S. agency pass-through	4,930	20	16	4,934

Total securities available for sale	$7,930	$20	$28	$7,922

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	$3,393	$33	$—	$3,426

Total securities held to maturity	$3,893	$34	$—	$3,927

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

The following table presents total loans by portfolio segment and class of loan as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014

Commercial:
Commercial and industrial	$2,170	$1,662
Commercial real estate	18,797	19,273
Multifamily real estate	22,477	14,718
Construction	3,023	1,092
Residential real estate:
One- to four-family residential	38,438	37,076
Second mortgage	10,037	10,044
Consumer	2,346	2,470

Subtotals	97,288	86,335

Allowance for loan losses	(1,451)	(1,403)
Net deferred loan expenses	(36)	(47)
Undisbursed loan proceeds	(231)	(128)

Loans, net	$95,570	$84,757

Analysis of the allowance for loan losses for the six months ended March 31, 2015 and 2014 follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at December 31, 2013	655	506	29	1,190
Provision for loan losses	(2)	121	(3)	116
Loans charged off	—	(93)	(5)	(98)
Recoveries of loans previously charged off	8	—	—	8

Balance at March 31, 2014	661	534	21	1,216

Balance at December 31, 2014	$973	$436	$20	$1,429
Provision for loan losses	(57)	71	16	30
Loans charged off	—	—	(10)	(10)
Recoveries of loans previously charged off	—	—	2	2

Balance at March 31, 2015	$916	$507	$28	$1,451

Six Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2013	$637	$480	$29	$1,146
Provision for loan losses	16	154	(3)	167
Loans charged off	(1)	(100)	(6)	(107)
Recoveries of loans previously charged off	9	—	1	10

Balance at March 31, 2014	661	534	21	1,216

Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	39	3	18	60
Loans charged off	—	—	(15)	(15)
Recoveries of loans previously charged off	—	—	3	3

Balance at March 31, 2015	$916	$507	$28	$1,451

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at March 31, 2015:
Individually evaluated for impairment	$131	$120	$—	$251
Collectively evaluated for impairment	785	387	28	1,200

Totals	$916	$507	$28	$1,451

Allowance for loan losses at September 30, 2014:
Individually evaluated for impairment	$134	$98	$—	$232
Collectively evaluated for impairment	743	406	22	1,171

Totals	$877	$504	$22	$1,403

Analysis of loans evaluated for impairment as of March 31, 2015 and September 30, 2014, follows:

	Commercial	Residential	Consumer	Totals

Loans at March 31, 2015:
Individually evaluated for impairment	$858	$1,049	$—	$1,907
Collectively evaluated for impairment	45,609	47,426	2,346	95,381

Totals	$46,467	$48,475	$2,346	$97,288

Loans at September 30, 2014:
Individually evaluated for impairment	$936	$1,178	$—	$2,114
Collectively evaluated for impairment	35,809	45,942	2,470	84,221

Totals	$36,745	$47,120	$2,470	$86,335

Information regarding impaired loans as of March 31, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$80	$80	N/A	$124	$—
Commercial real estate	554	554	N/A	564	17
Construction	—	—	N/A	—	—
One-to four-family	478	478	N/A	472	20

Totals	1,112	1,112	N/A	1,160	37

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	147	—
Commercial real estate	—	—	—	—	—
Construction	77	77	14	78	2
One-to four-family	571	571	120	572	9

Totals	795	795	251	797	11

Grand totals	$1,907	$1,907	$251	$1,957	$48

Information regarding impaired loans as of September 30, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$83	$83	N/A	$125	$—
Commercial real estate	575	575	N/A	560	36
Construction	—	—	N/A	—	—
One-to four-family	631	631	N/A	636	21

Totals	1,289	1,289	N/A	1,321	57

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	149	1
Commercial real estate	—	—	—	—	—
Construction	131	131	17	133	5
One-to four-family	547	547	98	550	19

Totals	825	825	232	832	25

Grand totals	$2,114	$2,114	$232	$2,153	$82

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of March 31, 2015 and September 30, 2014, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

March 31, 2015

Commercial and industrial	$1,943	$—	$227	$—	$2,170
Commercial real estate	17,231	1,012	554	—	18,797
Multifamily real estate	22,253	224	—	—	22,477
Construction	2,946	77	—	—	3,023

Totals	$44,373	$1,313	$781	$—	$46,467

September 30, 2014

Commercial and industrial	$1,432	$—	$230	$—	$1,662
Commercial real estate	17,671	1,027	575	—	19,273
Multifamily real estate	14,492	226	—	—	14,718
Construction	961	78	53	—	1,092

Totals	$34,556	$1,331	$858	$—	$36,745

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of March 31, 2015 and September 30, 2014, follows:

	Performing	Non- performing	Totals

March 31, 2015

One- to four-family	$38,099	$339	$38,438
Second mortgage	10,010	27	10,037
Consumer	2,345	1	2,346

Totals	$50,454	$367	$50,821

September 30, 2014

One- to four-family	$36,659	$417	$37,076
Second mortgage	10,044	—	10,044
Consumer	2,462	8	2,470

Totals	$49,165	$425	$49,590

Loan aging information as of March 31, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$6	$227	$233
Commercial real estate	—	63	63
Construction	—	—	—
One- to four-family	160	339	499
Second mortgage	26	26	52
Consumer	6	1	7

Totals	$198	$656	$854

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$233	$1,937	$2,170	$—	$227
Commercial real estate	63	18,734	18,797	—	63
Multifamily real estate	—	22,477	22,477	—	—
Construction	—	3,023	3,023	—	—
One- to four-family	499	37,939	38,438	—	339
Second mortgage	52	9,985	10,037	—	26
Consumer	7	2,339	2,346	—	1

Totals	$854	$96,434	$97,288	$—	$656

Loan aging information as of September 30, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$230	$230
Commercial real estate	—	—	—
Construction	—	53	53
One- to four-family	280	493	773
Second mortgage	83	—	83
Consumer	4	8	12

Totals	$367	$784	$1,151

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$230	$1,432	$1,662	$—	$230
Commercial real estate	—	19,273	19,273	—	—
Multifamily real estate	—	14,718	14,718	—	—
Construction	53	1,039	1,092	—	53
One- to four-family	773	36,303	37,076	76	417
Second mortgage	83	9,961	10,044	—	—
Consumer	12	2,458	2,470	—	8

Totals	$1,151	$85,184	$86,335	$76	$708

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. One new troubled debt restructuring was entered into during the six months ended March 31, 2015.

During the year ended and as of September 30, 2014, there were no new troubled debt restructurings.

No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended March 31, 2015 and year ended September 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. For March 31, 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For September 30, 2014 regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, common equity Tier I risk-based (March 31, 2015) and Tier I leverage ratios as set forth in the table below. As of March 31, 2015 and September 30, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. In order to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since March 31, 2015 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2015 and September 30, 2014 are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015

Total capital (to risk-weighted assets)	$12,513	15.9% ≥	$6,299 ≥	8.0% ≥	$7,874 ≥	10.0%
Tier I capital (to risk-weighted assets)	11,523	14.6% ≥	4,725 ≥	6.0% ≥	6,299 ≥	8.0%
Common equity tier 1 capital to risk-weighted assets	11,523	14.6% ≥	3,543 ≥	4.5% ≥	5,118 ≥	6.5%
Tier I capital (to average assets)	11,523	9.2% ≥	5,012 ≥	4.0% ≥	6,265 ≥	5.0%

September 30, 2014

Total capital (to risk-weighted assets)	$12,822	15.8% ≥	$6,513 ≥	8.0% ≥	$8,141 ≥	10.0%
Tier I capital (to risk-weighted assets)	11,800	14.5% ≥	3,256 ≥	4.0% ≥	4,885 ≥	6.0%
Tier I capital (to average assets)	11,800	9.7% ≥	4,854 ≥	4.0% ≥	6,068 ≥	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

March 31, 2015	$12,513	9.9%	$7,609	6.0%
September 30, 2014	12,822	10.7	7,166	6.0

Note 8	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets - Securities available for sale	$5,633	$—	$5,633	$—

September 30, 2014
Assets - Securities available for sale	$7,922	$—	$7,922	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of March 31, 2015 and September 30, 2014 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Loans	$544	$—	$—	$544
Foreclosed assets	615	—	—	615

Totals	$1,159	$—	$—	$1,159

September 30, 2014
Loans	$593	$—	$—	$593
Foreclosed assets	775	—	—	775

Totals	$1,368	$—	$—	$1,368

Loans with a carrying amount of $795 and $825 were considered impaired and were written down to their estimated fair value of $544 and $593 as of March 31, 2015 and September 30, 2014, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $251 and $232 during the six months ended March 31, 2015 and the year ended September 30, 2014, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At March 31, 2015 and September 30, 2014, foreclosed assets with a fair value less estimated costs to sell of $615 and $775, respectively, were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at March 31, 2015 and September 30, 2014 follow:

	March 31, 2015
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$4,995	$4,995	$—	$—
Other interest-bearing deposits	6,066	—	—	6,018
Securities available for sale	5,633	—	5,633	—
Securities held to maturity	3,651	—	3,738	—
Loans held for sale	242	—	242	—
Loans	95,570	—	—	95,250
Accrued interest receivable	386	386	—	—
Cash value of life insurance	3,278	—	—	3,278
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$102,929	$74,040	$—	$28,871
Advance payments by borrowers for taxes and insurance	442	442	—	—
Federal funds purchased	—	—	—	—
Borrowed funds	9,600	—	—	10,052
Accrued interest payable	45	45	—	—

	September 30, 2014
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$4,047	$4,047	$—	$—
Other interest-bearing deposits	7,556	—	—	7,461
Securities available for sale	7,922	—	7,922	—
Securities held to maturity	3,893	—	3,927	—
Loans held for sale	320	—	320	—
Loans	84,757	—	—	84,182
Accrued interest receivable	402	402	—	—
Cash value of life insurance	3,238	—	—	3,238
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$97,685	$71,271	$—	$26,412
Advance payments by borrowers for taxes and insurance	830	830	—	—
Federal funds purchased	1,965	1,965	—	—
Borrowed funds	5,000	—	—	5,398
Accrued interest payable	52	52	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-shares (EPS) computations. During the six months ended March 31, 2015, 1,439 shares, with an average fair value of $8.11 per share, were committed to be released resulting in ESOP compensation expense of $11 for the six months ended March 31, 2015 and $6 for the three months ended March 31, 2015. During the six months ended March 31, 2015, 719 shares of the 1,439 shares committed to be released were released, along with the 2,158 shares previously committed to be released, to total 2,877 shares released. No shares were released in the three month period ended March 31, 2015. No ESOP compensation expense was recorded for the three and six months ended March 31, 2014. The ESOP shares as of March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015	September 30, 2014
Allocated shares	2,877	—
Shares committed to be released and allocated to participants	719	2,158
Total unallocated shares	68,339	69,777

Total ESOP shares	71,935	71,935

Note 10	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2015 but prior to the release of these financial statements.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, and 2014, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2014, and again at March 31, 2015 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.

Overview

During the three months ended March 31, 2015, we experienced a net loss of $99,000, a $292,000 improvement from the $391,000 net loss for the three months ended March 31, 2014. Net interest income increased by $110,000 for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, primarily due to loan growth. In addition, the provision for loan losses decreased by $86,000 for the 2015 quarter compared to 2014, as credit quality continued to improve. Noninterest expense decreased by $56,000 for the quarter ended 2015 compared to the same quarter of 2014.

We do not anticipate net income until we are able to achieve significant growth in our earnings base. While we have already started to increase our interest income by increasing our earnings base, including our loan portfolio, it will take additional time to fully deploy the proceeds of the offering into higher earning assets. Although we hope to return to profitability in 2016, we cannot predict with specificity when or whether this will occur. A return to profitability is dependent upon, among other things, continued portfolio and saleable loan growth, and expense management.

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Total assets increased $7.4 million, or 6.2% to $126.8 million at March 31, 2015 from $119.4 million at September 30, 2014. Net loans increased by $10.8 million and loans held for sale decreased by $78,000, as total investment securities decreased by $2.5 million and other interest-bearing deposits in other banks decreased by $1.5 million.

Net loans, excluding loans held for sale, increased by $10.8 million, or 12.8%, to $95.6 million at March 31, 2015 from $84.8 million at September 30, 2014. The increase in net loans during the six months ended March 31, 2015 was primarily the result of a $7.8 million increase in multifamily real estate loans, consistent with loan growth strategy, a $1.9 million increase in construction loans, a $1.2 million increase in one- to four-family residential mortgage loans, a $139,000 increase in one- to four-family investor mortgage loans, and a $124,000 reduction in consumer loans.

Loans held for sale decreased by $78,000, or 24.4%, to $242,000 at March 31, 2015 from $320,000 at September 30, 2014. The decrease in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $2.5 million, or 21.4%, to $9.3 million at March 31, 2015. Securities available for sale decreased $2.3 million, while securities held to maturity decreased by $242,000.

Our investment in bank-owned life insurance increased $40,000 to $3.3 million during the six months ended March 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Foreclosed assets decreased $160,000 to $615,000 at March 31, 2015.

Total deposits increased $5.2 million, or 5.4%, to 102.9 million at March 31, 2015 from $97.7 million at September 30, 2014. During the six month period certificates of deposit increased $2.5 million, or 9.4%, to $28.9 million. Total core deposits, which we consider to be all deposits except time deposits, increased by $2.8 million, or 3.9%, to $74.0 million as a result of a $2.4 million increase in demand accounts.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances increased by $4.6 million, or 92.0%, to $9.6 million at March 31, 2015. Overnight federal funds purchased decreased $2.0 million, or 100%, to none at March 31, 2015.

Other liabilities increased $117,000 to $1.3 million at March 31, 2015.

Total equity decreased $223,000, or 1.7%, to $12.5 million at March 31, 2015. The decrease was primarily due to the $280,000 net loss for the six months ended March 31, 2015. Additionally, accumulated other comprehensive income increased by $46,000 and $15,000 of ESOP shares were earned in the six months ended March 31, 2015.

Comparison of Results of Operations for the three months ended March 31, 2015 and 2014

General. We recorded a net loss of $99,000 for the three months ended March 31, 2015, compared to a net loss of $391,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015, net interest income increased by $110,000, noninterest income increased by $40,000, provision for loan losses decreased by $86,000, and noninterest expense declined $56,000 for the three months ended March 31, 2015

Net Interest Income. Net interest income increased $110,000, or 13.2%, to $943,000 for the three months ended March 31, 2015 from $833,000 for the three months ended March 31, 2014. The increase in net interest income resulted from an increase of $100,000 in interest and dividend income and a decrease of $10,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $100,000, or 10.4%, to $1.1 million for the three months ended March 31, 2015 from $961,000 for the three months ended March 31, 2014. The increase was primarily due to a $101,000 increase in interest income on loans.

Interest income on loans increased $101,000, or 11.4%, to $984,000 for the quarter ended March 31, 2015 from $883,000 for the quarter ended March 31, 2014. This increase resulted from a $13.8 million increase in the average balance of loans to $95.7 million that was partially offset by a 22 basis point decrease in the average yield on loans to 4.15%. The average balance of loans held for sale rose $384,000 to $737,000. Total loans increased as we deployed funds raised in the stock conversion.

Interest income on interest-bearing deposits increased $9,000, or 40.9%, to $31,000 for the three month period ended March 31, 2015 from $22,000 for the three month period ended March 31, 2014.

Interest and dividend income on investment securities decreased by $10,000 to $46,000 for the quarter ended March 31, 2015 from $56,000 for the quarter ended March 31, 2014. The decrease was due to a 42 basis point decrease in the average yield on investment securities to 1.84%, partially offset by a $58,000 increase in the average balance of investment securities to $10.1 million.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings decreased by $10,000 to $118,000 for the quarter ended March 31, 2015 from $128,000 for the quarter ended March 31, 2014. The decrease was due to a $21,000, or 25.0%, decrease in the cost of interest-bearing deposits and an $11,000, or 25.0%, increase in the cost of borrowings.

The $21,000 decrease in interest expense from deposits was largely the result of a $17,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $2.9 million for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2015, while the average cost of such deposits decreased to .80% from .95% for the same periods, respectively.

The cost of borrowings increased $11,000 for the quarter ended March 31, 2015, as average borrowings increased $7.1 million while the average cost of such borrowings decreased to 1.84% from 3.66%.

Provision for Loan Losses. We recorded a provision for loan losses of $30,000 for the three months ended March 31, 2015, compared to a provision for loan losses of $116,000 for the three months ended March 31, 2014. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses partially offset by an increase in the balance of loans. The allowance for loan losses increased $22,000 in the three months ended March 31, 2015 as the $30,000 provision for loan losses and the $2,000 recoveries on previously charged off loans more than offset loan charge offs totaling $10,000.

Noninterest Income. Noninterest income increased $40,000 to $192,000 for the three months ended March 31, 2015, compared to $152,000 for the three months ended March 31, 2014. The growth was primarily due to an $51,000 increase in mortgage banking income to $70,000 for the quarter ended March 31, 2015. Noninterest income from service fees declined by $14,000 to $50,000 for the quarter ended March 31, 2015.

Noninterest Expense. Noninterest expense decreased $56,000, or 4.4%, to $1.2 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The largest component decreases were advertising and promotions which decreased $20,000 from $51,000, data processing and office expense which decreased $17,000 from $245,000, occupancy and equipment which decreased $14,000 from $212,000, and examinations and assessments which decreased $14,000 from $43,000.

Income Tax Expense. We recorded no income tax expense for the three months ended March 31, 2015 and 2014. Although we had losses in both quarters, we recorded no tax benefit in the quarters ended March 31, 2015 and 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Comparison of Results of Operations for the six months ended March 31, 2015 and 2014

General. We recorded a net loss of $280,000 for the six months ended March 31, 2015, compared to a net loss of $607,000 for the six months ended March 31, 2014. Net interest income increased by $184,000, noninterest income increased by $54,000, and the provision for loan losses decreased by $107,000 for the six months ended March 31, 2015. However, these improvements were partially offset by a $18,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $184,000, or 11.0%, to $1.9 million for the six months ended March 31, 2015 from $1.7 million for the six months ended March 31, 2015. The increase in net interest income resulted from an increase of $150,000 in interest and dividend income and a decrease of $34,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $150,000, or 7.7%, to $2.1 million for the six months ended March 31, 2015 from $1.9 million for the six months ended March 31, 2014. The increase resulted from a $148,000 increase in interest income on loans, and a $2,000 increase in interest and dividend income on interest-bearing deposits and securities.

Interest income on loans increased $148,000, or 8.3%, to $1.9 million for the six months ended March 31, 2015 from $1.8 million for the six months ended March 31, 2014. This increase resulted from a $11.2 million increase in the average balance of loans to $91.8 million that was partially offset by a 23 basis point decrease in the average yield on loans to 4.17%. The average balance of loans held for sale rose $500,000 to $726,000. Total loans increased as we deployed funds raised in the stock conversion.

Interest income on interest-bearing deposits increased $16,000, or 33.3%, to $64,000 for the six month period ended March 31, 2015 from $48,000 for the six month period ended March 31, 2014.

Interest and dividend income on investment securities decreased $14,000 to $100,000 for the six months ended March 31, 2015 from $114,000 for the six months ended March 31, 2014. The decrease was due to a 41 basis point decrease in the average yield on investment securities to 1.85%, partially offset by a $718,000 increase in the average balance of investment securities to $10.8 million.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $34,000, or 12.7%, to $233,000 for the six months ended March 31, 2015 from $267,000 for the six months ended March 31, 2014. The decrease was due to a $43,000, or 24.7%, decrease in the cost of interest-bearing deposits, partially offset by a $9,000, or 9.7%, increase in the cost of borrowings.

The $43,000 decrease in interest expense from deposits was largely the result of a $41,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $3.5 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, while the average cost of such deposits decreased to .80% from .98% for the same periods, respectively.

The cost of borrowings increased $9,000 for the six month period ended March 31, 2015, as average borrowings increased $4.0 million and the average cost of such borrowings decreased to 2.22% from 3.60%.

Provision for Loan Losses. We recorded a provision for loan losses of $60,000 for the six months ended March 31, 2015, compared to a provision for loan losses of $167,000 for the six months ended March 31, 2014. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses, partially offset by an increase in the balance of loans. The allowance for loan losses increased $48,000 in the six months ended March 31, 2015 as the $60,000 provision for loan losses and the $3,000 recoveries on previously charged off loans more than offset loan charge offs totaling $15,000.

Noninterest Income. Noninterest income increased $54,000 to $355,000 for the six months ended March 31, 2015, compared to $301,000 for the six months ended March 31, 2014. The growth was primarily due to a $69,000 increase in mortgage banking income to $95,000 for the six months ended March 31, 2015. Noninterest income from service fees declined by $26,000 to $112,000 for the six months ended March 31, 2015

Noninterest Expense. Noninterest expense increased $18,000, or 0.7%, to $2.4 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The largest component increases were compensation and employee benefits which increased $83,000 from $1.1 million and foreclosed assets, net which increased $38,000 from $29,000. These increases were partially offset by decreases of $57,000 in advertising and promotions, $18,000 in examinations and assessments, $17,000 in data processing and office expense, and $15,000 in professional fees.

Income Tax Expense. We recorded no income tax expense for the six months ended March 31, 2015 and 2014. Although we had losses in both periods, we recorded no tax benefit in the six months ended March 31, 2015 and 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2015, we had $9.6 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $11.6 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At March 31, 2015, we also had the ability to borrow up to $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.5 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $10.8 million during the six months ended March 31, 2015.

Total deposits increased $5.2 million during the six months ended March 31, 2015. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At March 31, 2015, certificates of deposit scheduled to mature within one year totaled $17.1 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2015, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of March 31, 2015, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 12, 2014.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Form 10-K for the year ended September 30, 2014 as filed with the Securities and Exchange Commission on December 12, 2014. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of March 31, 2015 and September 30, 2014, (ii) the Statements of Income for the three and six months ended March 31, 2015 and 2014, (iii) the Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2014, (iv) the Statements of Stockholders’ Equity for the six months ended March 31, 2015 and 2014, (v) the Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: May 13, 2015	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: May 13, 2015	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer