Form 10-Q
period 2015-06-30
Home Bancorp Wisconsin, Inc.
filed 2015-08-12
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of August 11, 2015.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2015 and September 30, 2014

(Dollars in Thousands)

	(Unaudited) June 30, 2015	September 30, 2014
Assets
Cash and due from banks	$2,647	$2,474
Interest-bearing deposits	613	1,573

Cash and cash equivalents	3,260	4,047
Other interest-bearing deposits	6,066	7,556
Securities available for sale	4,412	7,922
Securities held to maturity (fair value of $3,546 and $3,927 for June 30, 2015 and September 30, 2014, respectively)	3,512	3,893
Loans held for sale	50	320
Loans, net of allowance for loan losses of $1,462 and $1,403 for June 30, 2015 and September 30, 2014, respectively	100,826	84,757
Premises and equipment, net	5,269	5,423
Foreclosed assets	289	775
Cash value of life insurance	3,297	3,238
Federal Home Loan Bank stock	652	652
Other assets	1,007	849

TOTAL ASSETS	$128,640	$119,432

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$31,369	$28,280
Money market and savings deposits	43,816	42,991
Time deposits	29,895	26,414

Total deposits	105,080	97,685
Advance payments by borrowers for taxes and insurance	548	830
Federal funds purchased	577	1,965
Borrowed funds	8,877	5,000
Other liabilities	1,313	1,186

Total liabilities	116,395	106,666

Commitments and contingencies (Note 1)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at June 30, 2015 and September 30, 2014	$9	$9
Additional paid-in capital	7,408	7,413
Retained earnings	5,476	6,050
Unearned Employee Stock Ownership Plan (ESOP) shares	(676)	(698)
Accumulated other comprehensive income (loss)	28	(8)

Total stockholders’ equity	12,245	12,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,640	$119,432

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Interest and dividend income:
Loans, including fees	$1,043	$960	$2,965	$2,734
Interest-bearing deposits	30	26	94	74
Securities	40	58	140	172

Total interest and dividend income	1,113	1,044	3,199	2,980

Interest expense:
Deposits	70	78	201	252
Borrowed funds	57	45	159	138

Total interest expense	127	123	360	390

Net interest income	986	921	2,839	2,590
Provision for loan losses	30	34	90	201

Net interest income after provision for loan losses	956	887	2,749	2,389

Noninterest income:
Service fees	51	64	163	202
Mortgage banking income	20	36	115	62
Net gain on sale of securities	—	11	8	11
Increase in cash value of life insurance	19	21	59	62
Net gain on sale of premises and equipment	15	16	47	49
Rental income	24	27	74	79
Other	7	—	25	11

Total noninterest income	136	175	491	476

Noninterest expense:
Compensation and employee benefits	594	616	1,787	1,726
Occupancy and equipment	175	185	560	572
Data processing and office expense	221	234	683	713
Foreclosed assets, net	195	3	262	32
Advertising and promotions	37	60	96	176
Professional fees	51	28	110	102
Examinations and assessments	30	39	98	125
Other	83	144	218	273

Total noninterest expense	1,386	1,309	3,814	3,719

Loss before income taxes	(294)	(247)	(574)	(854)
Provision for income taxes	—	—	—	—

Net income (loss)	$(294)	$(247)	$(574)	$(854)

Earnings per share:

Basic	(.35)	(.25)	(.69)	(.25)
Dilutive	(.35)	(.25)	(.69)	(.25)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$(294)	$(247)	$(574)	$(854)

Other comprehensive income (loss), net of tax:
Unrealized gain on securities during the year	(10)	(1)	44	47
Reclassification adjustment for gains realized in net income	—	(11)	(8)	(11)
Income tax effect	—	—	—	—

Net unrealized gain on securities	(10)	(12)	36	36

Other comprehensive income, net of tax	(10)	(12)	36	36

Comprehensive income (loss)	$(304)	$(259)	$(538)	$(818)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2013	$—	$—	$7,266	$—	$4	$7,270
Stock conversion proceeds, net	9	7,413	—	—	—	7,422
Net loss	—	—	(854)	—	—	(854)
Purchase of 71,935 shares by ESOP	—	—	—	(719)	—	(719)
Allocation of 959 shares from ESOP	—	—	—	9	—	9
Other comprehensive income	—	—	—	—	36	36

Balance at June 30, 2014	$9	$7,413	$6,412	$(710)	$40	$13,164

Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(574)	—	—	(574)
Allocation of 2,158 Shares from ESOP	—	(5)	—	22	—	17
Other comprehensive income	—	—	—	—	36	36

Balance at June 30, 2015	$9	$7,408	$5,476	$(676)	$28	$12,245

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2015	2014

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(574)	$(854)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	189	196
Net amortization of premiums and discounts	26	18
ESOP compensation expense	17	9
Provision for loan losses	90	201
Net (gain) loss on sale of securities	(8)	(11)
Gain on sale of premises and equipment	(47)	(49)
Net loss on foreclosed assets	242	74
Increase in cash surrender value	(59)	(62)
Changes in operating assets and liabilities:
Loans held for sale	270	(728)
Other assets	(158)	521
Other liabilities	174	321

Total adjustments	736	490

Net cash provided by (used in) operating activities	162	(364)

Cash flows from investing activities:
Net (decrease) increase in other interest-bearing deposits	1,490	(347)
Purchases of securities available for sale	—	(3,893)
Proceeds from sales of securities available for sale	836	957
Proceeds from maturities, prepayments, and calls of securities available for sale	2,696	2,233
Purchases of securities held to maturity	—	(1,694)
Proceeds from maturities, prepayments, and calls of securities held to maturity	377	182
Net (increase) decrease in loans	(16,398)	(4,832)
Proceeds from sale of foreclosed assets	483	107
Proceeds from sale of premises and equipment	—	78
Capital expenditures	(35)	(97)

Net cash used in investing activities	(10,551)	(7,306)

Cash flows from financing activities:
Net increase in deposits	7,395	1,884
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(282)	(112)
Net decrease in federal funds purchased	(1,388)	(304)
Proceeds from borrowings	8,900	—
Repayments of borrowed funds	(5,023)	(500)
Proceeds from issuance of common stock, net of cost	—	7,422
Shares acquired by employee stock ownership plan (ESOP)	—	(719)

Net cash provided by financing activities	9,602	7,671

Net (decrease) increase in cash and cash equivalents	(787)	1
Cash and cash equivalents at beginning	4,047	11,652

Cash and cash equivalents at end	$3,260	$11,653

Supplemental cash flow information:
Cash paid for interest	$367	$405
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$239	$—

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

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2015 and September 30, 2014, and the results of its operations and comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014, and the statements of stockholders’ equity and cash flows for the six months ended June 30, 2015 and 2014. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2014 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 12, 2014 as filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the 10-K.

Note 2	Plan of Conversion and Change in Corporate Form

On June 4, 2013, the Board of Directors of Home Savings Bank adopted a plan of conversion to convert from the mutual form of organization to the capital stock form of organization. A new Maryland-chartered corporation, Home Bancorp Wisconsin, Inc. was formed on May 31, 2013 to become the stock bank holding company of the Bank upon consummation of the conversion. In the conversion the Bank became a wholly owned subsidiary of the Company, and the Company issued and sold shares of its stock at $10.00 per share to eligible members of the Bank and to the public. The conversion was completed with the sale of 899,190 shares, including 71,935 shares purchased by the Bank’s employee stock ownership plan with a loan from the Company, on April 23, 2014 and shares of the Company began trading on April 24, 2014.

The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized $1.6 million in reorganization and stock issuance costs.

Note 3	New Accounting Pronouncements

In May 2015, FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent). The new disclosure guidance eliminates the requirement to categorize investments measured using the net asset value practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the net asset value practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This disclosure will be presented for interim and annual reporting periods beginning after December 15, 2016 on a retrospective basis. Early adoption is permitted. The adoption of this disclosure guidance is not expected to have a material impact our financial condition or results of operations.

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

In June 2014, FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new accounting guidance clarifies how to account for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This accounting guidance will be effective for interim and annual reporting periods beginning after December 15, 2015 and can be implemented using either a retrospective method or a prospective method. Early adoption is permitted. The adoption of this accounting guidance is not expected to have a material effect on our financial condition or results of operations.

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014*	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014*

Net loss	$(294)	$(247)	$(574)	$(854)

Basic potential common shares:
Weighted average shares outstanding	899,190	899,190	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(67,979)	(70,976)	(68,698)	(70,976)

Basic weighted average shares outstanding	831,211	828,214	830,492	828,214

Dilutive potential common shares	—	—	—	—

Dilutive weighted average shares outstanding	831,211	828,214	830,492	828,214

Basic earnings per share	$(.35)	$(.25)	$(.69)	$(.25)

Diluted earnings per share	$(.35)	$(.25)	$(.69)	$(.25)

*	Earnings per share for the three and nine months ended June 30, 2014, is adjusted to include the loss attributed to the period subsequent to the initial public offering, April 23, 2014, for the common shares issued.

Note 5	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2015

Securities available for sale:
U.S. agency notes	$1,000	$—	$1	$999
U.S. agency pass-through	3,384	29	$—	3,413

Total securities available for sale	$4,384	$29	$1	$4,412

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	$3,012	$33	$—	$3,045

Total securities held to maturity	$3,512	$34	$—	$3,546

September 30, 2014

Securities available for sale:
U.S. agency notes	$3,000	$—	$12	$2,988
U.S. agency pass-through	4,930	20	16	4,934

Total securities available for sale	$7,930	$20	$28	$7,922

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	$3,393	$33	$—	$3,426

Total securities held to maturity	$3,893	$34	$—	$3,927

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

The following table presents total loans by portfolio segment and class of loan as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014

Commercial:
Commercial and industrial	$2,120	$1,662
Commercial real estate	18,859	19,273
Multifamily real estate	23,133	14,718
Construction	4,036	1,092
Residential real estate:
One- to four-family residential	42,263	37,076
Second mortgage	9,657	10,044
Consumer	2,333	2,470

Subtotals	102,401	86,335

Allowance for loan losses	(1,462)	(1,403)
Net deferred loan expenses	(41)	(47)
Undisbursed loan proceeds	(72)	(128)

Loans, net	$100,826	$84,757

Analysis of the allowance for loan losses for the three and nine months ended June 30, 2015 and 2014 follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at March 31, 2014	661	534	21	1,216
Provision for loan losses	90	(58)	2	34
Loans charged off	—	—	(4)	(4)
Recoveries of loans previously charged off	—	—	2	2

Balance at June 30, 2014	751	476	21	1,248

Balance at March 31, 2015	$916	$507	$28	$1,451
Provision for loan losses	19	8	3	30
Loans charged off	—	(21)	—	(21)
Recoveries of loans previously charged off	—	1	1	2

Balance at June 30, 2015	$935	$495	$32	$1,462

Nine Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2013	$637	$480	$29	$1,146
Provision for loan losses	114	92	(5)	201
Loans charged off	(1)	(100)	(10)	(111)
Recoveries of loans previously charged off	1	4	7	12

Balance at June 30, 2014	751	476	21	1,248

Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	58	11	21	90
Loans charged off	—	(21)	(15)	(36)
Recoveries of loans previously charged off	—	1	4	5

Balance at June 30, 2015	$935	$495	$32	$1,462

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at June 30, 2015:
Individually evaluated for impairment	$161	$42	$—	$203
Collectively evaluated for impairment	774	453	32	1,259

Totals	$935	$495	$32	$1,462

Allowance for loan losses at September 30, 2014:
Individually evaluated for impairment	$134	$98	$—	$232
Collectively evaluated for impairment	743	406	22	1,171

Totals	$877	$504	$22	$1,403

Analysis of loans evaluated for impairment as of June 30, 2015 and September 30, 2014, follows:

	Commercial	Residential	Consumer	Totals

Loans at June 30, 2015:
Individually evaluated for impairment	$847	$842	$—	$1,689
Collectively evaluated for impairment	47,301	51,078	2,333	100,712

Totals	$48,148	$51,920	$2,333	$102,401

Loans at September 30, 2014:
Individually evaluated for impairment	$936	$1,178	$—	$2,114
Collectively evaluated for impairment	35,809	45,942	2,470	84,221

Totals	$36,745	$47,120	$2,470	$86,335

Information regarding impaired loans as of June 30, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$80	$80	N/A	$80	$—
Commercial real estate	543	543	N/A	560	24
Construction	—	—	N/A	—	—
One- to four-family	475	475	N/A	471	24

Totals	1,098	1,098	N/A	1,111	48

Loans with an allowance for loan losses:
Commercial and industrial	147	147	147	147	—
Commercial real estate	—	—	—	—	—
Construction	77	77	13	77	3
One- to four-family	367	367	43	369	11

Totals	591	591	203	593	14

Grand totals	$1,689	$1,689	$203	$1,704	$62

Information regarding impaired loans as of September 30, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial and industrial	$83	$83	N/A	$125	$—
Commercial real estate	575	575	N/A	560	36
Construction	—	—	N/A	—	—
One- to four-family	631	631	N/A	636	21

Totals	1,289	1,289	N/A	1,321	57

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	149	1
Commercial real estate	—	—	—	—	—
Construction	131	131	17	133	5
One- to four-family	547	547	98	550	19

Totals	825	825	232	832	25

Grand totals	$2,114	$2,114	$232	$2,153	$82

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2015 and September 30, 2014, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

June 30, 2015

Commercial and industrial	$1,893	$—	$227	$—	$2,120
Commercial real estate	17,312	1,004	543	—	18,859
Multifamily real estate	22,910	223	—	—	23,133
Construction	3,960	76	—	—	4,036

Totals	$46,075	$1,303	$770	$—	$48,148

September 30, 2014

Commercial and industrial	$1,432	$—	$230	$—	$1,662
Commercial real estate	17,671	1,027	575	—	19,273
Multifamily real estate	14,492	226	—	—	14,718
Construction	961	78	53	—	1,092

Totals	$34,556	$1,331	$858	$—	$36,745

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2015 and September 30, 2014, follows:

	Performing	Non- performing	Totals

June 30, 2015

One- to four-family	$42,101	$162	$42,263
Second mortgage	9,657	—	9,657
Consumer	2,327	6	2,333

Totals	$54,085	$168	$54,253

September 30, 2014

One- to four-family	$36,659	$417	$37,076
Second mortgage	10,044	—	10,044
Consumer	2,462	8	2,470

Totals	$49,165	$425	$49,590

Loan aging information as of June 30, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+Days	Total Past Due Loans

Commercial and industrial	$—	$227	$227
Commercial real estate	—	62	62
Construction	—	—	—
One- to four-family	364	162	526
Second mortgage	160	—	160
Consumer	—	6	6

Totals	$524	$457	$981

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$227	$1,893	$2,120	$—	$227
Commercial real estate	62	18,797	18,859	—	62
Multifamily real estate	—	23,133	23,133	—	—
Construction	—	4,036	4,036	—	—
One- to four-family	526	41,737	42,263	—	162
Second mortgage	160	9,497	9,657	—	—
Consumer	6	2,327	2,333	—	6

Totals	$981	$101,420	$102,401	$—	$457

Loan aging information as of September 30, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$230	$230
Commercial real estate	—	—	—
Construction	—	53	53
One- to four-family	280	493	773
Second mortgage	83	—	83
Consumer	4	8	12

Totals	$367	$784	$1,151

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$230	$1,432	$1,662	$—	$230
Commercial real estate	—	19,273	19,273	—	—
Multifamily real estate	—	14,718	14,718	—	—
Construction	53	1,039	1,092	—	53
One- to four-family	773	36,303	37,076	76	417
Second mortgage	83	9,961	10,044	—	—
Consumer	12	2,458	2,470	—	8

Totals	$1,151	$85,184	$86,335	$76	$708

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. One new troubled debt restructuring was entered into during the nine months ended June 30, 2015 on a $93 one-to-four-family residential real estate loan.

During the year ended and as of September 30, 2014, there were no new troubled debt restructurings.

No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended June 30, 2015 and year ended September 30, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Since January 1, 2015, Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For September 30, 2014 regulatory capital ratios were calculated under Basel I rules.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, common equity Tier I risk-based (June 30, 2015) and Tier I leverage ratios as set forth in the table below. As of June 30, 2015 and September 30, 2014, the Bank met all capital adequacy requirements to be considered well capitalized. In order to be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since June 30, 2015 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2015 and September 30, 2014 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

June 30, 2015

Total capital (to risk-weighted assets)	$12,279	14.7	% ≥	$6,682	≥	8.0	% ≥	$8,353	≥	10.0%
Tier I capital (to risk-weighted assets)	11,230	13.4	% ≥	5,012	≥	6.0	% ≥	6,682	≥	8.0%
Common equity tier 1 capital to risk-weighted assets	11,230	13.4	% ≥	3,759	≥	4.5	% ≥	5,429	≥	6.5%
Tier I capital (to average assets)	11,230	8.7	% ≥	5,157	≥	4.0	% ≥	6,446	≥	5.0%

September 30, 2014

Total capital (to risk-weighted assets)	$12,822	15.8	% ≥	$6,513	≥	8.0	% ≥	$8,141	≥	10.0%
Tier I capital (to risk-weighted assets)	11,800	14.5	% ≥	3,256	≥	4.0	% ≥	4,885	≥	6.0%
Tier I capital (to average assets)	11,800	9.7	% ≥	4,854	≥	4.0	% ≥	6,068	≥	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

June 30, 2015	$12,279	9.5%	$7,718	6.0%
September 30, 2014	12,822	10.7	7,166	6.0

Note 8	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets - Securities available for sale	$4,412	$—	$4,412	$—

September 30, 2014
Assets - Securities available for sale	$7,922	$—	$7,922	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2015 and September 30, 2014 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Loans	$388	$—	$—	$388
Foreclosed assets	289	—	—	289

Totals	$677	$—	$—	$677

September 30, 2014
Loans	$593	$—	$—	$593
Foreclosed assets	775	—	—	775

Totals	$1,368	$—	$—	$1,368

Loans with a carrying amount of $591 and $825 were considered impaired and were written down to their estimated fair value of $388 and $593 as of June 30, 2015 and September 30, 2014, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $203 and $232 during the nine months ended June 30, 2015 and the year ended September 30, 2014, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At June 30, 2015 and September 30, 2014, foreclosed assets with a fair value less estimated costs to sell of $289 and $775, respectively, were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at June 30, 2015 and September 30, 2014 follow:

	June 30, 2015
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,260	$3,260	$—	$—
Other interest-bearing deposits	6,066	—	—	6,077
Securities available for sale	4,412	—	4,412	—
Securities held to maturity	3,512	—	3,546	—
Loans held for sale	50	—	50	—
Loans	100,826	—	—	100,416
Accrued interest receivable	435	435	—	—
Cash value of life insurance	3,297	—	—	3,297
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$105,080	$75,185	$—	$29,900
Advance payments by borrowers for taxes and insurance	548	548	—	—
Federal funds purchased	577	577	—	—
Borrowed funds	8,877	—	—	9,270
Accrued interest payable	56	56	—	—

	September 30, 2014
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$4,047	$4,047	$—	$—
Other interest-bearing deposits	7,556	—	—	7,461
Securities available for sale	7,922	—	7,922	—
Securities held to maturity	3,893	—	3,927	—
Loans held for sale	320	—	320	—
Loans	84,757	—	—	84,182
Accrued interest receivable	402	402	—	—
Cash value of life insurance	3,238	—	—	3,238
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$97,685	$71,271	$—	$26,412
Advance payments by borrowers for taxes and insurance	830	830	—	—
Federal funds purchased	1,965	1,965	—	—
Borrowed funds	5,000	—	—	5,398
Accrued interest payable	52	52	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-shares (EPS) computations. During the nine months ended June 30, 2015, 2,158 shares, with an average fair value of $7.78 per share, were committed to be released resulting in ESOP compensation expense of $17 for the nine months ended June 30, 2015 and $6 for the three months ended June 30, 2015. During the nine months ended June 30, 2015, 719 shares of the 2,158 shares committed to be released were released, along with the 2,158 shares previously committed to be released, to total 2,877 shares released. No shares were released in the three month period ended June 30, 2015. ESOP compensation expense was $9 for the three and nine month periods ended June 30, 2014. The ESOP shares as of June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015	September 30, 2014
Allocated shares	2,877	—
Shares committed to be released and allocated to participants	1,438	2,158
Total unallocated shares	67,620	69,777

Total ESOP shares	71,935	71,935

Note 10	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2015 but prior to the release of these financial statements.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements in this report:

•	our ability to execute on our business strategy to increase our origination of multi-family residential loans, one- to four-family investment property loans, commercial real estate loans and home equity loans and lines of credit;

•	our ability to comply with the regulatory agreements we have entered into with the FDIC and the WDFI;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate de novo or acquired branches or acquired financial institutions, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2015, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, and 2014, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2014, and again at June 30, 2015 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.

Overview

During the three months ended June 30, 2015, we experienced a net loss of $294,000, a $47,000 shortfall from the $247,000 net loss for the three months ended June 30, 2014. Net interest income increased by $65,000 for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, primarily due to loan growth. In addition, the provision for loan losses decreased by $4,000 for the 2015 quarter compared to 2014, as credit quality continued to improve. Noninterest expense increased by $77,000 for the quarter ended 2015 compared to the same quarter of 2014 as foreclosed assets expense rose $192,000 which included losses on sales of foreclosed assets totalling $171,000.

We do not anticipate net income until we are able to achieve significant growth in our earnings base. While we have already started to increase our interest income by increasing our earnings base, including our loan portfolio, it will take additional time to fully deploy the proceeds of the offering into higher earning assets. Although we anticipate to return to profitability in 2016, we cannot predict with specificity when or whether this will occur. A return to profitability is dependent upon, among other things, continued portfolio and saleable loan growth, and expense management.

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Total assets increased $9.2 million, or 7.2% to $128.6 million at June 30, 2015 from $119.4 million at September 30, 2014. Net loans increased by $16.1 million, while loans held for sale decreased by $270,000, total investment securities decreased by $3.9 million and other interest-bearing deposits in other banks decreased by $1.5 million.

Net loans, excluding loans held for sale, increased by $16.0 million, or 19.0%, to $100.8 million at June 30, 2015 from $84.8 million at September 30, 2014. The increase in net loans during the nine months ended June 30, 2015 was primarily the result of an $8.4 million increase in multifamily real estate loans, consistent with our loan growth strategy, a $2.9 million increase in construction loans, a $5.2 million increase in one- to four-family residential mortgage loans, a $414,000 reduction in commercial real estate loans, and a $137,000 reduction in consumer loans.

Loans held for sale decreased by $270,000, or 84.4%, to $50,000 at June 30, 2015 from $320,000 at September 30, 2014. The decrease in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $3.9 million, or 32.9%, to $7.9 million at June 30, 2015. Securities available for sale decreased $3.5 million, while securities held to maturity decreased by $381,000.

Our investment in bank-owned life insurance increased $59,000 to $3.3 million during the nine months ended June 30, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable.

Foreclosed assets decreased $486,000 to $289,000 at June 30, 2015.

Total deposits increased $7.4 million, or 7.6%, to 105.1 million at June 30, 2015 from $97.7 million at September 30, 2014. During the nine month period certificates of deposit increased $3.5 million, or 13.2%, to $29.9 million. Total core deposits, which we consider to be all deposits except time deposits, increased by $3.9 million, or 5.5%, to $75.2 million as a result of a $3.1 million increase in demand accounts.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances increased by $3.9 million, or 77.5%, to $8.9 million at June 30, 2015. Overnight federal funds purchased decreased $1.4 million, or 70.6%, to $577,000 at June 30, 2015.

Total equity decreased $521,000, or 4.1%, to $12.2 million at June 30, 2015. The decrease was primarily due to the $574,000 net loss for the nine months ended June 30, 2015. Additionally, accumulated other comprehensive income increased by $36,000 and $17,000 of ESOP shares were earned in the nine months ended June 30, 2015.

Comparison of Results of Operations for the three months ended June 30, 2015 and 2014

General. We recorded a net loss of $294,000 for the three months ended June 30, 2015, compared to a net loss of $247,000 for the three months ended June 30, 2014. For the three months ended June 30, 2015, net interest income increased by $65,000, noninterest income decreased by $39,000, provision for loan losses decreased by $4,000, and noninterest expense increased $77,000 compared to the three months ended June 30, 2014.

Net Interest Income. Net interest income increased $65,000, or 7.1%, to $986,000 for the three months ended June 30, 2015 from $921,000 for the three months ended June 30, 2014. The increase in net interest income resulted from an increase of $69,000 in interest and dividend income, partially offset by an increase of $4,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $69,000, or 6.6%, to $1.1 million for the three months ended June 30, 2015 from $1.0 million for the three months ended June 30, 2014. The increase was primarily due to an $83,000 increase in interest income on loans, partially offset by an $18,000 decrease in interest and dividend income on securities.

Interest income on loans increased $83,000, or 8.6%, to $1.0 million for the quarter ended June 30, 2015 from $960,000 for the quarter ended June 30, 2014. This increase resulted from a $16.6 million increase in the average balance of loans to $100.6 million that was partially offset by a 42 basis point decrease in the average yield on loans to 4.14%. The average balance of loans held for sale fell $96,000 to $328,000. Total loans increased as we deployed funds raised in the mutual-to-stock conversion.

Interest income on interest-bearing deposits increased $4,000, or 15.4%, to $30,000 for the three month period ended June 30, 2015 from $26,000 for the three month period ended June 30, 2014.

Interest and dividend income on investment securities decreased by $18,000 to $40,000 for the quarter ended June 30, 2015 from $58,000 for the quarter ended June 30, 2014. The decrease was due to a 20 basis point decrease in the average yield on investment securities to 1.80%, and a $2.7 million decrease in the average balance of investment securities to $8.9 million.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings increased by $4,000 to $127,000 for the quarter ended June 30, 2015 from $123,000 for the quarter ended June 30, 2014. The increase was due to an $8,000, or 10.3%, decrease in the cost of interest-bearing deposits and a $12,000, or 26.7%, increase in the cost of borrowings.

The $8,000 decrease in interest expense from deposits was largely the result of a $8,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit increased $1.1 million for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014, while the average cost of such deposits decreased to 0.77% from 0.92% for the same periods, respectively.

The cost of borrowings increased $12,000 for the quarter ended June 30, 2015, as average borrowings increased $6.0 million while the average cost of such borrowings decreased to 2.07% from 3.61%.

Provision for Loan Losses. We recorded a provision for loan losses of $30,000 for the three months ended June 30, 2015, compared to a provision for loan losses of $34,000 for the three months ended June 30, 2014. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses partially offset by an increase in the balance of loans. The allowance for loan losses increased $11,000 in the three months ended June 30, 2015 as the $30,000 provision for loan losses and the $2,000 recoveries on previously charged off loans more than offset loan charge offs totaling $21,000.

Noninterest Income. Noninterest income decreased $39,000 to $136,000 for the three months ended June 30, 2015, compared to $175,000 for the three months ended June 30, 2014. The reduction was due to a $16,000 decrease in mortgage banking income to $20,000, a $13,000 decrease in service fee income to $51,000, and an $11,000 decline in net gain on sale of securities to zero for the quarter ended June 30, 2015.

Noninterest Expense. Noninterest expense increased $77,000, or 5.9%, to $1.4 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Foreclosed asset expense increased $192,000 to $195,000 as losses were recognized at the sale of foreclosed assets. The largest component decreases were other noninterest expense which decreased $61,000 to $83,000, compensation and employee benefits which decreased $22,000 to $594,000, advertising and promotions which decreased $23,000 to $37,000, data processing and office expense which decreased $13,000 to $221,000, occupancy and equipment which decreased $10,000 to $175,000, and examinations and assessments which decreased $9,000 to $30,000.

Income Tax Expense. We recorded no income tax expense for the three months ended June 30, 2015 and 2014. Although we had losses in both quarters, we recorded no tax benefit in the quarters ended June 30, 2015 and 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Comparison of Results of Operations for the nine months ended June 30, 2015 and 2014

General. We recorded a net loss of $574,000 for the nine months ended June 30, 2015, compared to a net loss of $854,000 for the nine months ended June 30, 2014. Net interest income increased by $249,000, noninterest income increased by $15,000, and the provision for loan losses decreased by $111,000 for the nine months ended June 30, 2015. These improvements were partially offset by a $95,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $249,000, or 9.6%, to $2.8 million for the nine months ended June 30, 2015 from $2.6 million for the nine months ended June 30, 2015. The increase in net interest income resulted from an increase of $219,000 in interest and dividend income and a decrease of $30,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $219,000, or 7.3%, to $3.2 million for the nine months ended June 30, 2015 from $3.0 million for the nine months ended June 30, 2014. The increase resulted from a $231,000 increase in interest income on loans, partially offset by a $12,000 decrease in interest and dividend income on interest-bearing deposits and securities combined.

Interest income on loans increased $231,000, or 8.4%, to $3.0 million for the nine months ended June 30, 2015 from $2.7 million for the nine months ended June 30, 2014. This increase resulted from a $13.3 million increase in the average balance of loans to $95.3 million that was partially offset by a 30 basis point decrease in the average yield on loans to 4.16%. The average balance of loans held for sale rose $302,000 to $594,000. Total loans increased as we deployed funds raised in the mutual-to-stock conversion.

Interest income on interest-bearing deposits increased $20,000, or 27.0%, to $94,000 for the nine month period ended June 30, 2015 from $74,000 for the nine month period ended June 30, 2014.

Interest and dividend income on investment securities decreased $32,000 to $140,000 for the nine months ended June 30, 2015 from $172,000 for the nine months ended June 30, 2014. The decrease was due to a 33 basis point decrease in the average yield on investment securities to 1.84% and a $423,000 decrease in the average balance of investment securities to $10.2 million.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $30,000, or 7.7%, to $360,000 for the nine months ended June 30, 2015 from $390,000 for the nine months ended June 30, 2014. The decrease was due to a $51,000, or 20.2%, decrease in the cost of interest-bearing deposits, partially offset by a $21,000, or 15.2%, increase in the cost of borrowings.

The $51,000 decrease in interest expense from deposits was largely the result of a $49,000 decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $2.0 million for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014, while the average cost of such deposits decreased to 0.79% from 0.96% for the same periods, respectively.

The cost of borrowings increased $21,000 for the nine month period ended June 30, 2015, as average borrowings increased $4.7 million and the average cost of such borrowings decreased to 2.17% from 3.60%.

Provision for Loan Losses. We recorded a provision for loan losses of $90,000 for the nine months ended June 30, 2015, compared to a provision for loan losses of $201,000 for the nine months ended June 30, 2014. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses, partially offset by an increase in the balance of loans. The allowance for loan losses increased $59,000 in the nine months ended June 30, 2015 as the $90,000 provision for loan losses and the $5,000 recoveries on previously charged off loans more than offset loan charge offs totaling $36,000.

Noninterest Income. Noninterest income increased $15,000 to $491,000 for the nine months ended June 30, 2015, compared to $476,000 for the nine months ended June 30, 2014. The growth was primarily due to a $53,000 increase in mortgage banking income to $115,000 for the nine months ended June 30, 2015. Noninterest income from service fees declined by $39,000 to $163,000 for the nine months ended June 30, 2015.

Noninterest Expense. Noninterest expense increased $95,000, or 2.6%, to $3.8 million for the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. The largest component increases were foreclosed assets, net which increased $230,000 to $362,000 and compensation and employee benefits which increased $61,000 to $1.8 million. These increases were partially offset by decreases of $80,000 in advertising and promotions, $27,000 in examinations and assessments, $30,000 in data processing and office expense, and $55,000 in other noninterest expense.

Income Tax Expense. We recorded no income tax expense for the nine months ended June 30, 2015 and 2014. Although we had losses in both periods, we recorded no tax benefit in the nine months ended June 30, 2015 and 2014 because we are continuing to provide a 100% valuation allowance against our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2015, we had $8.9 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $13.3 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At June 30, 2015 we had $577,000 in fed funds purchased, we also had the ability to borrow an additional $1.2 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $6.9 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $16.1 million during the nine months ended June 30, 2015.

Total deposits increased $7.4 million during the nine months ended June 30, 2015. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At June 30, 2015, certificates of deposit scheduled to mature within one year totaled $15.3 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2015, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of June 30, 2015, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 12, 2014.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Form 10-K for the year ended September 30, 2014 as filed with the Securities and Exchange Commission on December 12, 2014. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of June 30, 2015 and September 30, 2014, (ii) the Statements of Income for the three and nine months ended June 30, 2015 and 2014, (iii) the Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2014, (iv) the Statements of Stockholders’ Equity for the nine months ended June 30, 2015 and 2014, (v) the Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: August 12, 2015	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: August 12, 2015	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer