Form 10-K
period 2015-09-30
Home Bancorp Wisconsin, Inc.
filed 2015-12-23
CIK 1578505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

(608) 282-6000

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 31, 2015 was $6.6 million.

The number of shares outstanding of the registrant’s common stock as of December 23, 2015 was 899,190.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for the Registrant’s Annual Meeting of Stockholders (Part III).

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

In this Annual Report, the terms “we,” “our,” and “us” refer to Home Bancorp Wisconsin, Inc. and Home Savings Bank, unless the context indicates another meaning. In addition, we sometimes refer to Home Bancorp Wisconsin, Inc. as “Home Bancorp Wisconsin” or the “Company,” and to Home Savings Bank as the “Bank.”

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

Our primary business activity consists of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans (including both owner-occupied and investor loans), commercial and multi-family real estate loans, home equity loans and lines of credit, and, to a more limited extent, commercial business loans, construction loans and consumer loans (consisting primarily of student loans). At September 30, 2015, $48.3 million, or 42.9%, of our total loan portfolio was comprised of one- to four-family residential real estate loans. Of these loans, $28.5 million were secured by owner-occupied properties and $19.8 million were loans to investors for the purchase and refinance of non owner-occupied one- to four-family residential real estate. At September 30, 2015, $19.6 million, or 17.4%, of our total loan portfolio was comprised of commercial real estate loans, $25.2 million, or 22.4%, of our total loan portfolio was comprised of multi-family residential loans, and $9.7 million, or 8.6%, of our total loan portfolio was comprised of home equity loans and lines of credit.

We also invest in securities, which at September 30, 2015 consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. A portion of our funds are also held in federally insured certificates of deposits at other financial institutions.

We offer a variety of deposit accounts, including money market accounts, savings accounts, NOW accounts, individual retirement accounts and certificate of deposit accounts. From time to time we have also used borrowings to fund our operations. At September 30, 2015 we had deposits of $105.7 million. At that same date we had borrowings consisting of $13.0 million of advances from the Federal Home Loan Bank of Chicago and $616,000 of overnight federal funds.

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

We are a small community savings bank and as of June 30, 2015 (the latest date for which information is available), our market share was 0.78% of total FDIC-insured deposits in Madison, Wisconsin, making us the 16th largest out of 24 financial institutions in Madison. On that same date, our market share was 10.97% of total FDIC-insured deposits in Stoughton, Wisconsin, making us the 5th largest out of 5 financial institutions in Stoughton.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan collateral at the dates indicated, excluding loans held for sale. At September 30, 2015 we had $151,000 loans held for sale, compared to $320,000 loans held for sale at September 30, 2014.

	At September 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$28,487	25.33%	$23,945	27.74%
One- to four-family investment property	19,797	17.61%	13,131	15.21%
Commercial	19,595	17.43%	19,273	22.32%
Multi-family	25,224	22.43%	14,718	17.05%
Construction	5,179	4.61%	1,092	1.26%
Home equity loans and lines of credit	9,668	8.60%	10,044	11.63%
Commercial business loans	2,182	1.94%	1,662	1.93%
Consumer loans	2,311	2.05%	2,470	2.86%

Total	112,443	100.00%	86,335	100.00%

Less:
Net deferred loan expenses	51		47
Undisbursed loan proceeds	1,054		128
Allowance for loan losses	1,478		1,403

Total loans	$109,860		$84,757

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our loan portfolio at September 30, 2015, excluding loans held for sale. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

September 30, 2015	One- to Four- Family Residential Real Estate (1)	Commercial Real Estate	Multi- Family Real Estate	Construction
	(In thousands)
Amounts due in:
One year or less	$562	$6,884	$574	$1,837
More than one to two years	375	2,944	795	210
More than two to three years	4,315	1,308	2,749	874
More than three to five years	7,780	7,440	12,014	480
More than five to ten years	5,548	870	8,439	1,505
More than ten to 15 years	1,334	149	316	—
More than 15 years	28,370	—	337	273

Total	$48,284	$19,595	$25,224	$5,179

September 30, 2015	Home Equity Loans and Lines of Credit	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$4,074	$1,090	$674	$15,695
More than one to two years	1,138	100	23	5,585
More than two to three years	1,237	61	36	10,580
More than three to five years	2,989	901	96	31,700
More than five to ten years	230	30	1,131	17,753
More than ten to 15 years	—	—	—	1,799
More than 15 years	—	—	351	29,331

Total	$9,668	$2,182	$2,311	$112,443

(1)	Includes one- to four-family investment property loans.

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed and adjustable-rate loans at September 30, 2015 that are contractually due after September 30, 2016, excluding loans held for sale.

	Due After September 30, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$2,985	$25,405	$28,390
One- to four-family investment properties	14,449	4,883	19,332
Commercial	11,991	720	12,711
Multi-family	16,469	8,181	24,650
Construction	1,565	1,777	3,342
Home equity loans and lines of credit	2,382	3,212	5,594
Commercial business loans	1,072	20	1,092
Consumer loans	227	1,410	1,637

Total loans	$51,140	$45,608	$96,748

One- to Four-Family Residential Real Estate Lending. As of September 30, 2015, $28.5 million, or 25.3% of our total loans, consisted of residential mortgage loans secured by owner-occupied one- to four-family properties. We also make loans to investors for the purchase and refinance of one- to four-family residential properties that are not owner-occupied, which are described below under “One- to Four-Family Investment Property Loans”.

We sell a portion of our conforming one- to four-family mortgage loans with terms of 15 years or more in the secondary market. We determine the amount of such loans that we sell based on interest rate risk and balance sheet considerations. During recent years, we have sold substantially all of such loans, although, depending on market conditions, we may not do so in the future. During the fiscal year ended September 30, 2015 and 2014, we sold $9.6 million and $6.7 million of the owner-occupied one- to four-family mortgage loans that we originated, respectively.

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

We also offer adjustable-rate mortgage loans for owner-occupied one- to four-family properties. These loans are generally nonconforming, including loans for amounts above the lending limit for conforming loans (“jumbo loans”). Our typical adjustable rate loan for owner-occupied one- to four-family mortgage loan has a competitive initial rate that typically resets at an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1, 3 or 10 years), with a maximum rate adjustment of 2% per adjustment, and a lifetime maximum adjustment of 6% above the initial rate. Our owner occupied adjustable rate loans do not have a floor. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. During the fiscal years ended September 30, 2015 and 2014, $8.4 million and $4.1 million of the owner-occupied one- to four-family mortgage loans that we originated had adjustable rates, respectively.

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

One- to Four-Family Investment Property Loans. We originate loans on one- to four-family investment properties. The subject properties are non-owner occupied and generally under a business name or in the name of an individual who owns more investment property than what is allowed under guidelines set by government-sponsored enterprises. At September 30, 2015, one- to four-family investment property loans totaled $19.8 million, which amounted to 17.6% of total loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. Our one- to four-family investment property loans are generally fixed rate balloons or adjustable rate loans. Adjustable rate loans have a competitive initial rate that typically reset to an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1, 3, or 10 years), with a maximum rate adjustment of 2% per adjustment, and a lifetime maximum adjustment of 6-8% above the initial rate. Our adjustable rate one- to four-family investment property loans generally also have a floor, which currently is about 4%. Adjustable rate loans may have terms from 10-30 years, and are fully amortizing. Our fixed rate balloon loans for one- to four-family investment property typically have five year terms and amortize over 30 years.

We generally target one- to four-family investment property loans with balances up to $750,000. At September 30, 2015, our average one- to four-family investment property had a balance of $204,000. Virtually all of our one- to four-family investment property loans are secured by properties located in our primary lending area, which we define as Dane County, Wisconsin and contiguous counties.

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

A borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require borrowers receiving one- to four-family investment property loans to provide annually updated financial statements and federal tax returns, as we do of individual principals on our commercial real estate loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at September 30, 2015 was a $792,000 loan collateralized by a four unit property located in Madison, Wisconsin. This loan was performing according to its terms at September 30, 2015.

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

Commercial and Multi-Family Real Estate Lending. We offer commercial real estate and multi-family real estate loans, which provide us the opportunity to enhance the yield and reduce the term to maturity of our loan portfolio. At September 30, 2015, we had $19.6 million in commercial real estate loans, representing 17.4% of our total loan portfolio, and $25.2 million in multi-family real estate loans, representing 22.4% of our total loan portfolio. We intend to prudently increase our current level of commercial and multi-family real estate loans, subject to future economic, market and regulatory conditions.

Our commercial and multi-family real estate loans are generally fixed rate balloons or adjustable rate loans. Adjustable rate loans have a competitive initial rate that typically resets to an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1, 3, or 7 years), with no limit on adjustments. Adjustable rate loans may have terms from 10-30 years, and are fully amortizing. Our fixed rate balloon loans for commercial and multi-family real estate typically have five year terms and amortize over a period of up to 30 years.

Our real estate underwriting policies provide that commercial and multi-family real estate loans may be made in amounts of up to 80% of the appraised value of the property. We generally require a minimum debt service ratio of 1.25 (unless certain factors are met, in which case we may require a debt service ratio of 1.15, or 1.00 for owner occupied properties).

Almost all of our commercial and multi-family real estate loans are collateralized by office buildings, mixed-use properties and five or more family residential real estate located in Dane County, Wisconsin and contiguous counties.

We consider a number of factors in originating commercial and multi-family real estate loans, including non-owner occupied one- to four-family residential real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial and multi-family real estate loans in excess of $250,000 are appraised by outside independent appraisers who are approved by the board of directors. Personal guarantees are generally obtained from the principals of commercial and multi-family real estate loans.

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

Our loans-to-one borrower limit is currently $2.2 million, and we currently target commercial real estate and multi-family real estate loans with balances of up to $2.0 million. At September 30, 2015, our average commercial real estate loan had a balance of $478,000. At that same date, our largest commercial real estate loan totaled $1.7 million and was performing in accordance with its repayment terms. In addition to this loan, at September 30, 2015, the same borrower had provided guarantees for an additional $4.7 million of loans from Home Savings Bank. At September 30, 2015, our average multi-family real estate loan had a balance of $587,000. At that same date, our largest multi-family real estate loan totaled $2.0 million and was performing in accordance with its repayment terms. In addition to this loan, at September 30, 2015, the same borrower had provided guarantees for an additional $273,000 of loans from Home Savings Bank.

Home Equity Loans and Lines of Credit. We also offer home equity loans and home equity lines of credit secured by owner-occupied one- to four-family residences. We intend to increase our portfolio of home equity loans and lines of credit by expanding balances on current low and no balance loans and lines of credit, as well as offering new home improvement loans to homeowners who are deferring new home purchases. At September 30, 2015, outstanding home equity loans and equity lines of credit totaled $9.7 million, or 8.6% of total loans outstanding. At September 30, 2015, commitments to extend credit for home equity lines of credit totaled $15.5 million of which $7.1 million were outstanding loans. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest with terms up to 5 years. Loan-to-value ratios are generally limited to 80% when combined with the first security lien, if applicable. Our home equity lines of credit have five-year terms and adjustable rates of interest which are indexed to prime rate as published in the Wall Street Journal. Home equity lines of credit have a maximum interest rate of 18%, and no minimum interest rate. The average outstanding home equity loan balance was $20,000 at September 30, 2015, with the largest outstanding balance at that date of $314,000.

Construction and Land Loans. We originate construction loans to individuals and contractors for the construction of one- to four-family residential properties and, from time to time, commercial real estate and multi-family residential properties. We have also originated and participated in loans for construction and land development, although we do not intend to emphasize these loans in the near future. At September 30, 2015, $5.2 million, or 4.6%, of our total loan portfolio, consisted of construction and land loans, substantially all of which were secured by one- to four-family residential real estate. At September 30, 2015, the unadvanced portion of such loans totaled $1.1 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan converts to a longer term permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%, although the permanent loan may be for a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance if the loan-to-value ratio exceeds 80%. The average outstanding construction loan balance totaled $288,000 on September 30, 2015, with the largest outstanding balance at $1.5 million.

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

Commercial Business Loans. We also originate commercial non-mortgage business (term) loans and adjustable lines of credit. At September 30, 2015, we had $2.2 million of commercial business loans outstanding, representing 1.9% of our total loan portfolio. At that date, we also had $468,000 of unfunded commitments on such loans, which included letters of credit totaling $25,000. These loans are generally originated to small- and medium-sized companies in our primary lending market. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock.

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

At September 30, 2015, our largest commercial business loan outstanding was for $506,000 and was secured by business inventory. At September 30, 2015, this loan was performing in accordance with its terms.

Consumer Loans. To a lesser extent, we also offer a variety of other consumer loans to individuals who reside or work in our market area, the majority of which are student loans or loans secured by passbook savings accounts and other collateral. At September 30, 2015, consumer loans totaled $2.3 million, or 2.1% of our loan portfolio. Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Consumer loans generally have greater risk compared to loans secured by one- to four-family residential real estate loans.

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

During 2002 through 2008, we acquired a significant number of participations in non-residential loans originated by other lenders. Six of such loans, aggregating approximately $6.7 million, most of which were out-of-market construction and land development loans, required substantial provisions and charge-offs. We do not intend to emphasize loans for construction and land development or out-of-market participations in loans that we do not originate in the near future.

Because of our small size, the amount that we are able to loan to one borrower is limited compared to larger banks with which we compete. In order to originate larger loans, including multi-family and commercial real estate loans, we have sold participations in some of our loans to other banks. We intend to expand our network of banks to which we may sell participations.

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Years Ended September 30,
	2015	2014
	(In thousands)
Total gross loans at beginning of year (1)	$86,655	$78,642

Loans originated:
Real estate loans:
One- to four-family residential	18,432	10,840
One- to four-family investment property	7,153	3,381
Commercial	11,314	12,200
Multi-family	16,185	5,467
Construction	2,832	1,014
Home equity loans and lines of credit	1,557	810
Commercial business loans	2,368	599
Consumer loans	158	278

Total loans originated	59,999	34,589

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
One- to four-family investment property	—	—
Commercial	1,008	1,000
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total loans purchased	1,008	1,000

Loans sold:
Real estate loans:
One- to four-family residential	(9,614)	(6,700)
One- to four-family investment property	—	—
Commercial	—	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total loans sold	(9,614)	(6,700)

Principal repayments and charge-offs	(25,454)	(20,876)

Net loan activity	25,939	8,013

Total gross loans at end of year (1)	$112,594	$86,655

(1)	Includes loans held for sale.

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of Home Savings Bank’s capital. This limit may be increased to 50% of capital for loans secured by certain secured liabilities. At September 30, 2015, our largest loan was a multifamily real estate loan for $2.0 million. At September 30, 2015, the largest lending guarantor provided guarantees to the Bank on multiple loans totaling $6.4 million. At September 30, 2015, all of such loans were performing in accordance with the original terms.

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

Conforming one-to four-family loans may be approved by mortgage underwriters up to secondary market limits. Nonconforming one- to four-family loans up to $750,000 may be approved by a loan committee of officers. All loans above $750,000 and up to $1.25 million must be approved by the loan committee of the board of directors, and all loans above $1.25 million must be approved by the full board of directors.

Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the improved property is determined to be in a flood zone area.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. A late notice is sent 10-15 days after the payment due date. If the loan is not brought current, calls are made to attempt to obtain a payment or commitment to make a payment. Borrowers who become 30 days late are added to a collection task data base. Follow up calls are made, and if contact cannot be made by telephone, additional letters are sent. If a borrower does not respond timely, a meeting with the borrowers is requested. When a borrower is 60 to 90 days late, a “right-to-cure” notice is sent, if applicable. If the borrower does not respond to the right to cure notice, the loan is turned over to our attorney to ensure that further collection activities are conducted in accordance with applicable laws and regulations. Generally loans past due 90 days are put on non-accrual and reported to the board of directors monthly. If our attorneys do not receive a response from the borrower, or if the terms of any payment plan established are not followed, then foreclosure proceedings will be implemented. Management submits an Asset Classification Report detailing delinquencies to the board of directors on a monthly basis.

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	At September 30,
	2015			2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$—	$487	$—	$117	$—	$316
One- to four-family investment property loans	—	—	—	—	163	177
Commercial	—	—	62	—	—	—
Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	53
Home equity loans and lines of credit	46	—	16	27	56	—
Commercial business loans	—	—	80	—	—	230
Consumer loans	3	—	8	2	2	8

Total	$49	$487	$166	$146	$221	$784

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2015	2014
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$417
Commercial	62	—
Multi-family	—	—
Construction	—	53
Home equity loans and lines of credit	16	—
Commercial business loans	80	230
Consumer loans	8	8

Total non-accrual loans	166	708

Accruing loans past due 90 days or more	—	76

Total of nonaccrual loans and accruing loans 90 days or more past due	166	784

Real estate owned:
One- to four-family	—	—
Commercial	260	469
Multi-family	—	—
Other	—	306

Total real estate owned	260	775

Other non-performing assets	—	—

Total non-performing assets	426	1,559

Accruing troubled debt restructurings	748	397

Total non-performing assets and performing troubled debt restructurings	$1,174	$1,956

Total non-performing loans to total loans (1)	0.15%	0.91%
Total non-performing assets to total assets	0.32%	1.31%
Total non-performing assets and accruing troubled debt restructurings to total assets	0.88%	1.64%
Total loans (1)	$112,443	$86,335
Total assets	$133,526	$119,432

(1)	Total gross loans excluding loans held for sale.

For the years ended September 30, 2015 and 2014, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms equaled $24,000 and $42,000, respectively. Interest income recognized on such loans for the years ended September 30, 2015 and 2014 equaled $1,000 and $5,000, respectively.

At September 30, 2015, non-accrual loans consisted of six loans to six borrowers. One loan for $62,000 is secured by commercial real estate. One loan for $80,000 is a commercial business loan and is secured by business assets. One loan for $16,000 is secured by a second mortgage on one-to-four-family residential real estate. Three loans, totaling $8,000, are unsecured consumer loans. At September 30, 2014, non-accrual loans consisted of ten loans to eight borrowers. Three of these loans, totaling $417,000, were secured by residential real estate. One loan for $53,000 was secured by land. Two loans, totaling $230,000 were commercial business loans and are secured by business assets. Four loans totaling $8,000 were unsecured consumer loans. One loan for $76,000 was past due more than 90 days and accruing and was secured by residential real estate.

At September 30, 2015, we had seven troubled debt restructurings totaling $890,000, all of which were performing under their restructured terms, except two loans; one for $80,000 that is 607 days past due and one for $62,000 that is 386 days past due. These loans included one $77,000 residential construction loan, one $80,000 business loan secured by business assets, three loans, totaling $513,000, secured by residential real estate properties, and one $62,000 loan secured by commercial real estate and one $158,000 loan secured by business assets.

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

The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2015 and 2014. The classified assets total at September 30, 2015 and 2014 includes nonperforming assets of $426,000 and $1.6 million, respectively.

	At September 30,
	2015	2014
	(In thousands)
Classified assets:
Substandard	$1,532	$2,420
Doubtful	—	—
Loss	—	—

Total classified assets	$1,532	$2,420

Special mention	$1,735	$1,721

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At September 30, 2015, we had no potential problem loans that are not accounted for above under “—Classified Assets.”

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

We recorded a $105,000 provision for loan losses for the year ended September 30, 2015, and a $356,000 provision for loan losses for the year ended September 30, 2014. The allowance for loan losses was $1.5 million, or 1.3% of total loans, at September 30, 2015, compared to $1.4 million, or 1.6% of total loans, at September 30, 2014.

Our methodology for calculating the allowance for such loans includes the application of a historical loan loss factor based on loan charge-offs over the past 36 months divided by average loan balances. This factor is calculated and applied to each loan category separately. Our non-performing loans and classified assets have exhibited significant improvement through September 30, 2015, but loan losses during prior years continue to affect the level of our allowance for loan losses due to the application of the historical loan loss factor.

Consistent with our business strategy, we intend to increase our originations of multi-family real estate loans and loans secured by non-owner occupied one- to four-family properties. These types of loans generally bear higher risk than owner occupied one- to four-family residential real estate loans. We expect that increases in such loans will cause our allowance for loan losses to increase.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$1,403	$1,146
Provision for loan losses	105	356
Charge offs:
Real estate loans:
One- to four-family residential (1)	—	—
Commercial	—	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	21	100
Commercial business loans	—	1
Consumer loans	16	13

Total charge-offs	37	114

Recoveries:
Real estate loans:
One- to four-family residential (1)	—	3
Commercial	—	—
Multi-family	—	—
Construction	—	1
Home equity loans and lines of credit	2	1
Commercial business loans	—	—
Consumer loans	5	10

Total recoveries	7	15

Net charge-offs	(30)	(99)

Allowance at end of year	$1,478	$1,403

Allowance to non-performing loans (2)	890.36%	178.95%
Allowance to total loans outstanding at the end of the period (3)	1.31%	1.62%
Net charge-offs to average loans outstanding during the year	0.03%	0.12%

(1)	Includes one- to four-family investment property loans.
(2)	Excludes accruing troubled debt restructurings.
(3)	Includes loans held for sale.

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

	At September 30,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$334	42.94%	$323	42.95%
Commercial	463	17.43	635	22.32
Multi-family	164	22.43	37	17.05
Construction	126	4.61	50	1.26
Home equity loans and lines of credit	188	8.60	181	11.63
Consumer loans	26	1.94	22	1.93
Commercial business loans	177	2.05	155	2.86

Total	$1,478	100.00%	$1,403	100.00%

Securities Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to maximize portfolio yield over the long term in a manner that is consistent with liquidity needs, pledging requirements, asset and liability strategies, and safety and soundness concerns.

Our investment committee, consisting of our President and Chief Executive Officer, and our Senior Vice President, Chief Financial Officer and Investment Officer, is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. Our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Investment Officer are each authorized to execute purchases or sales of securities permitted under our investment policy, subject to the limits set forth in our interest rate risk and asset liability management policy. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

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

At September 30, 2015, our investment portfolio consisted of U.S. agency securities. At September 30, 2015, we also owned $646,000 in Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to hold stock in the Federal Home Loan Bank of Chicago. At September 30, 2015, we had no investments in a single company or entity (other than agencies of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of Chicago) at the dates indicated.

	At September 30,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$2,738	$2,765	$7,930	$7,922

	At September 30,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
U.S. agency securities	$2,870	$2,933	$3,893	$3,927

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. agency securities	$—	—%	$498	1.67%	$472	2.12%	$1,768	1.13%	$2,738	$2,765	1.40%

Securities held-to-maturity:
U.S. agency securities	$—	—%	$—	—%	$688	2.11%	$2,182	2.46%	$2,870	$2,933	2.38%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities, Federal Home Loan Bank advances and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer statement and passbook savings accounts, NOW accounts, noninterest-bearing demand accounts, money market accounts and certificates of deposit. Our strategic plan includes a greater emphasis on customer relationships and core deposits.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2015, $32.6 million, or 30.8% of our total deposit accounts were certificates of deposit, of which $16.5 million had maturities of one year or less.

The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Year Ended September 30,
	2015		2014
	Average Balance	Percent	Average Balance	Percent
	(Dollars in thousands)
Demand	$30,396	29.55%	$27,624	27.60%
Money market	29,556	28.74	29,704	29.68
Savings	14,418	14.02	13,959	13.94
Certificates of deposit	28,476	27.69	28,806	28.78

Total	$100,093	100.00%	$100,093	100.00%

As of September 30, 2015, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $15.8 million. The following table sets forth the maturity of these certificates as of September 30, 2015.

At September 30, 2015
(In thousands)
Maturity Period:
Three months or less	$3,679
Over three through six months	1,247
Over six through twelve months	2,211
Over twelve months	8,667

Total	$15,804

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2015	2014
	(In thousands)
Interest Rate:
Less than 1%	$18,321	$18,964
1.00% - 1.99%	12,795	4,267
2.00% - 2.99%	1,444	2,664
3.00% - 3.99%	—	518
4.00% - 4.99%	—	1

Total	$32,560	$26,414

The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At September 30, 2015
	Period to Maturity
	One Year or Less	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1%	$13,982	$3,662	$616	$61	$18,321	56.27%
1.00% - 1.99%	1.971	516	5,521	4,787	12,795	39.30
2.00% - 2.99%	525	227	90	602	1,444	4.43
3.00% - 3.99%	—	—	—	—	—	—
4.00% - 4.99%	—	—	—	—	—	—

Total	$16,478	$4,405	$6,227	$5,450	$32,560	100.00%

Borrowings. As a member of the Federal Home Loan Bank of Chicago, Home Savings Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2015, the Bank’s available and unused portion of Federal Home Loan Bank advances totaled $3.2 million. At September 30, 2015, we borrowed $616,000 of our maximum $1.8 million of overnight federal funds through the Bankers’ Bank of Wisconsin. In addition, we have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	Year Ended September 30,
	2015	2014
	(Dollars in thousands)
Average amount outstanding during the year	$9,702	$5,085
Weighted average interest rate during the year	2.28%	3.61%
Maximum amount outstanding at any month end	$16,213	$5,500
Balance outstanding at end of year	$13,005	$5,000
Weighted average interest rate at end of year	2.22%	3.56%

Employees

As of September 30, 2015, we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Wisconsin Loans to One Borrower Limit. Generally, a Wisconsin universal bank, like Home Savings Bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 20% of bank capital. As of September 30, 2015 and 2014 Home Savings Bank was in compliance with such loans-to-one-borrower limitations.

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

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions. An institution’s assessment rate depends upon the supervisory category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), from its prior practice of basing the assessment on an institution’s aggregate deposits. The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

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

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the Federal Deposit Insurance Corporation. If the Wisconsin Department of Financial Institutions determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Wisconsin Department of Financial Institutions may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the Wisconsin Department of Financial Institutions may direct the savings bank to adhere to a specific written plan established by the Wisconsin Department of Financial Institutions to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At September 30, 2015, Home Savings Bank’s capital to assets ratio, as calculated under Wisconsin law, was 9.2%.

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

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. Home Savings Bank elected to opt-out of this requirement. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Home Savings Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, a bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and a common equity Tier I ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more, a Tier I leveraged capital ratio of 4.0% or more (3.0% under certain circumstances) and a common equity Tier I ratio of 4.5% or more and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0%, a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances) or a common equity Tier I ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a common equity Tier I ratio of less then 3.0%, or a Tier I risk-based capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an institution that is classified as less than well capitalized to comply with supervisory actions as if it were in the next lower classification (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At September 30, 2015, Home Savings Bank’s capital levels exceeded the levels required to be considered well-capitalized.

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

Liquidity and Reserves

Wisconsin Law and Regulation. Under Wisconsin Department of Financial Institutions regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the Wisconsin Department of Financial Institutions, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At September 30, 2015, Home Savings Bank’s Required Liquidity Ratio was 15.44%, and Home Savings Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets,” which are defined to include securities issued by the United States government and United States government agencies. At September 30, 2015, Home Savings Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, Home Savings Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including Home Savings Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For calendar 2015, a depository institution is required to maintain average daily reserves equal to 3% on the first $103.6 million of transaction accounts. The first $14.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of September 30, 2015, Home Savings Bank met its Regulation D reserve requirements.

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

Examinations and Assessments

Home Savings Bank is required to file periodic reports with and is subject to periodic examinations by the Wisconsin Department of Financial Institutions and Federal Deposit Insurance Corporation. Federal regulations require annual on-site examinations for all depository institutions, except certain well-capitalized and highly rated institutions with assets of less than $500 million, which are generally examined every 18 months. Federal law also requires Home Savings Bank to pay examination fees and annual assessments to fund its supervision. Home Savings Bank paid an aggregate of $119,000 in assessments for the fiscal year ended September 30, 2015. A savings bank may be placed in receivership or conservatorship in certain circumstances, such as where the institution is determined to be an unsafe or unsound condition to transact business or where its capital has been impaired.

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

Home Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Home Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $646,000 at September 30, 2015.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At September 30, 2015, Home Savings Bank had $13.0 million in advances from the Federal Home Loan Bank of Chicago.

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

Holding Company Regulation

Home Bancorp Wisconsin is a bank holding company subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Home Bancorp Wisconsin will be required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Home Bancorp Wisconsin to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

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

Federal Securities Laws

Home Bancorp Wisconsin common stock is registered with the Securities and Exchange Commission. Home Bancorp Wisconsin is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

We incurred net losses in seven of our last eight fiscal years, and we may not achieve profitability from our business strategies in the timeframe we expect, or at all.

During the years ended September 30, 2015, 2014, 2013, 2011, 2010, 2009 and 2008, we had net losses of $679,000, $1.2 million, $2.7 million, $877,000, $673,000, $439,000, and $120,000, respectively. Although we recorded net earnings of $183,000 for fiscal 2012, such earnings were due to a $1.1 million gain on sale from the sale and partial leaseback of the building in which one of our four branch offices is located. We project that we will have net income for fiscal 2016.

The primary reasons for our net losses in 2008 through 2011 were increases in our provision for loan losses and loans charged off, as well as an increase in noninterest expenses. While our provision for loan losses decreased significantly since 2012, our net interest income after provision for loan losses decreased as we continued to reduce our interest earning assets due to regulatory capital concerns. During fiscal 2015 the downward trend reversed as our net interest income after provision for loan loss increased by $631,000. During fiscal 2014 and 2013 our noninterest income was significantly lower than in prior years. During fiscal 2015 the downward trend in noninterest income was reversed as noninterest income increased $26,000 to $649,000. Our results of operations will continue to be negatively impacted until we are able to increase our net interest income and noninterest income relative to our noninterest expenses. Although we have focused on reducing the growth of our noninterest expenses, we do not believe that we can materially reduce such expenses in the current environment without impairing our competitiveness and our ability to maintain regulatory compliance. To improve our results of operations we have adopted a plan to grow our earnings base, especially our higher yielding loans, while reducing our noninterest expenses to the extent feasible. Although the capital raised in our mutual-to-stock conversion helped support this effort, additional expenses incurred in connection with the conversion have been incurred and some of these expenses will continue to be incurred. These additional expenses include costs related to operating as a public company, increased compensation expenses associated with our employee stock ownership plan and our stock-based benefit plan approved by the shareholders.

Based on the above, we do not anticipate net income until we experience additional growth pursuant to our business plan. Assuming the continued successful execution of our business plan, we expect that we will return to profitability in fiscal 2016. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all. A number of factors may inhibit us from executing on our business plan or impair our ability to achieve profitability as expected, or at all, including adverse economic conditions, the level of competition from other financial institutions, adverse changes in the interest rate environment and the securities markets and other risks and uncertainties outlined in this “Risk Factors” section.

We intend to increase the origination of adjustable rate and short-term fixed rate commercial real estate loans and residential mortgage loans secured by multi-family properties and non-owner occupied one- to four-family properties, which will increase our credit risk.

We intend to emphasize the origination of commercial real estate loans and loans secured by multi-family properties and non-owner occupied one- to four-family properties (which we refer to as “one- to four-family investment property loans”). At September 30, 2015, commercial real estate loans, multi-family residential loans and one- to four-family investment property loans totaled $64.6 million, or 57.5% of total loans. Our one- to four-family investment property loans are underwritten and priced in accordance with our commercial real estate standards. These loans, and our commercial real estate loans and multi-family residential real estate loans, generally have more credit risk than owner-occupied one- to four-family residential loans. This is because repayment of such loans often depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. In addition, our commercial real estate and non owner-occupied residential properties generally involve larger principal amounts and a greater degree of risk, including concentration risk, than owner-occupied one- to four-family residential mortgage loans. For example, at September 30, 2015, the largest loan in our largest lending relationship was a commercial real estate loan for $1.7 million. In addition to this loan, at September 30, 2015, the same borrower had provided guarantees for an additional $4.7 million of loans from Home Savings Bank. This concentration of loans to, or guaranteed by, one borrower increases our risk of incurring a large loss compared to the extension of the same amount of credit to several unrelated borrowers.

As a result of the above, an increase in commercial real estate loans, multi-family residential real estate loans and one- to four-family investment property loans will expose us to a greater risk of nonpayment and loss then loans secured by owner-occupied properties.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. At September 30, 2015, we had $133.5 million of total assets, $109.9 million of loans, net of the allowance for loan losses, $5.6 million of investment securities, $105.7 million of total deposits and $12.1 million of total equity. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our small size also means that we are not always able to offer new products and services as quickly as our competitors, and our lack of earnings makes it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it relatively more difficult to generate meaningful noninterest income from other activities such as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

To improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.” However, we do not anticipate net income until we experience growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will return to profitability in fiscal 2016. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all.

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

The final rule includes new minimum risk-based capital and leverage ratios, which was effective for Home Savings Bank and Home Bancorp Wisconsin on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

The application of more stringent capital requirements for Home Savings Bank and Home Bancorp Wisconsin could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

We own investments in securities available for sale. This increases the risk of adverse adjustments to our capital due to declines in the market value of our securities and the risk of other than temporary impairments of such securities.

We hold securities we acquired on an “available for sale” basis. This means that such securities are reported at fair value. As a result, if the fair value of such securities relative to the book value of such securities declines in the future whether as a result of a change in interest rates, prepayments or credit risk, the after tax effect of such decline would be recorded as a reduction in book capital and would not impact regulatory capital.

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

At September 30, 2015, home equity loans and lines of credit totaled $9.7 million, or 8.6% of total loans. Most of our home equity loans and lines of credit are secured by real estate in Dane County, Wisconsin and contiguous counties. In addition, many of the properties securing our home equity loans and lines of credit are subject to senior liens. As a result, a downturn in local real estate values could cause some of our home equity loans and lines of credit to become inadequately collateralized, which would expose us to a greater risk of loss.

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

Our mortgage banking operations have historically provided a significant portion of our non-interest income. Our mortgage banking income varies with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volume as we have in recent years. On December 16, 2015 the Federal Reserve raised its benchmark interest rate for the first time since 2006. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future. In light of current conditions, there is greater risk in retaining mortgage loans pending their sale to investors. As a result, a prolonged period of secondary market illiquidity may reduce our loan mortgage production volume and could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 30, 2015, the net book value of Home Savings Bank’s real properties was $5.0 million. The following table sets forth information regarding the Bank’s offices.

Location	Leased or Owned		Year Acquired or Leased	Net Book Value of Real Property
				(In thousands)
Main Office:

3762 East Washington Avenue Madison, Wisconsin 53704	Owned		2004	$2,950

Other Branch Offices:

2 South Carroll Street Madison, Wisconsin 53703	Leased	(1)	2011	89

7701 Mineral Point Road Madison, Wisconsin 53717	Owned		1989	1,831

400 West Main Street Stoughton, Wisconsin 53589	Owned		1976	161

(1)	Lease expires December 31, 2016, with two five-year options to renew.

ITEM 3.	LEGAL PROCEEDINGS

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

Market and Dividend Information.

Our common stock is quoted on the OTCPink operated by OTC Markets Group, Inc. under the symbol “HWIS.” Beginning January 28, 2015 our stock has traded on the OTCPink, operated by OTC Markets Group, Inc. after previously trading on the OTCQB. The Company completed its initial public offering on April 23, 2014, and its stock commenced trading on April 24, 2014. Accordingly, there is no market information prior to April 24, 2014. The following table sets forth the high and low bid quotations for shares of the Company’s common stock for the periods indicated, as obtained from the OTCPink. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The Company has not paid any dividends to its stockholders to date. See “Dividends” below.

	High	Low
Fiscal 2015:
Fourth Quarter	$8.00	$7.60
Third Quarter	8.30	7.10
Second Quarter	8.00	7.65
First Quarter	8.30	7.70

Fiscal 2014:
Fourth Quarter	$8.55	$8.20
Third Quarter (from April 24, 2014)	10.15	8.25

Holders.

As of December 16, 2015, there were approximately 187 holders of record of the Company’s common stock.

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

There were no shares repurchased by the Company in the fourth quarter of fiscal year 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of Home Savings Bank for the periods and at the dates indicated. The information at and for the years ended September 30, 2015 and 2014 is derived in part from, and should be read together with, the audited financial statements and notes thereto of Home Savings Bank beginning at page F-1 of this Annual Report on Form 10-K. The information at and for the year ended September 30, 2013 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$133,526	$119,432	$115,207
Cash and cash equivalents	2,533	4,047	11,652
Investment securities	5,635	11,815	9,350
Loans receivable, net	109,860	84,757	77,116
Deposits	105,720	97,685	100,132
Borrowings (1)	13,005	5,000	5,500
Total equity	12,145	12,766	7,270

	For the Years Ended September 30,
	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest and dividend income	$4,386	$4,008	$4,156
Interest expense	504	506	738
Net interest income	3,882	3,502	3,418
Provision for loan losses	105	356	547
Net interest income after provision for loan losses	3,777	3,146	2,871
Noninterest income	649	623	1,025
Noninterest expenses	5,105	4,985	5,135
Income (loss) before income taxes	(679)	(1,216)	(1,239)
Income tax expense (2)	—	—	1,499
Net income (loss)	(679)	(1,216)	(2,738)

(1)	At September 30, 2015 and September 30, 2014, excludes overnight federal funds of $616,000 and $2.0 million, respectively.
(2)	During fiscal 2013 we recognized a valuation allowance of $2.0 million against our deferred tax asset.

	At or For the Years Ended September 30,
	2015	2014	2013
Performance Ratios:
Return on average assets	(0.53)%	(1.03)%	(2.23)%
Return on average equity	(5.30)%	(12.49)%	(28.04)%
Interest rate spread (1)	3.30%	3.38%	3.18%
Net interest margin (2)	3.34%	3.39%	3.19%
Noninterest expense to average assets	4.01%	4.21%	4.18%
Efficiency ratio (3)	112.67%	120.85%	115.58%
Average equity to average assets	10.07%	8.22%	7.95%

Capital Ratios (Bank):
Total capital to risk weighted assets	13.50%	15.75%	11.57%
Common equity tier 1 capital to risk weighted assets (4)	12.25%	NA	NA
Tier 1 capital to risk weighted assets	12.25%	14.49%	10.31%
Tier 1 capital to average assets	8.31%	9.72%	6.05%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans (5)	1.33%	1.62%	1.46%
Allowance for loan losses as a percentage of non-performing loans (6)	890.36%	178.95%	191.96%
Net charge-offs to average outstanding loans during the period	0.03%	0.12%	0.63%
Non-performing loans as a percentage of total loans	0.15%	0.91%	0.76%
Non-performing assets as a percentage of total assets	0.12%	1.31%	1.39%
Total non-performing assets and accruing troubled debt restructurings as a percentage of total assets	0.88%	1.64%	2.12%

Other:
Number of offices	4	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Reporting of common equity tier 1 capital became effective for periods ending at March 31, 2015 and thereafter.
(5)	Includes loans held for sale.
(6)	Excludes accruing troubled debt restructurings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Total assets increased $14.1 million, or 11.8%, to $133.5 million at September 30, 2015 from $119.4 million at September 30, 2014. Loans, net increased $25.1 million and investment securities decreased $6.2 million. The increase in assets was primarily due to the approximately $7.4 million of net proceeds from the mutual-to-stock conversion completed on April 23, 2014. Following the completion of the conversion, we have begun to increase our interest earning assets.

During the years ended September 30, 2015 and 2014 we recorded losses of $679,000 and $1.2 million, respectively.

We recorded net losses in each of the fiscal years from 2008 through 2011, and in fiscal years 2013 through 2015. Although we recorded net earnings for fiscal 2012, such earnings were due to a gain on sale and partial leaseback of the building in which one of our four branch offices is located. The primary reasons for our net losses in 2008 through 2011 were increases in our provision for loan losses due to loans charged off, as well as an increase in noninterest expenses. The increase in the provision for loan losses was due to loans charged off primarily related to participations in out-of-market construction and land development loans that we did not originate. To address these issues we have focused on improving our asset quality and reducing the growth of noninterest expenses. With respect to asset quality, we have reduced our participations in out-of-market construction and land development loans, enhanced our delinquent loan monitoring system, and tightened our loan approval authorities. At September 30, 2015, non-performing assets totaled $426,000, or 0.32% of total assets, compared to 1.31% at September 30, 2014 and 3.8% at September 30, 2010. Our provision for loan losses for fiscal 2015 was $105,000 compared to $1.9 million for fiscal 2011. Our net interest income has increased as we have deployed funds raised in the mutual-to-stock conversion and our resultant improved capital position. Our results of operations will continue to be negatively impacted until we are able to increase out net interest income and noninterest income relative to our noninterest expenses.

Although we have focused on reducing the growth of our noninterest expenses, we do not believe that we can materially reduce such expenses in the current environment without impairing our customer service, competitiveness and our ability to maintain regulatory compliance. As a result, to improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio, while reducing our noninterest expenses to the extent feasible. Although the capital raised in the conversion supports this effort, the conversion had increased expenses due to ongoing expenses related to being a public company. These additional expenses include costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.

Based on the above and the growth achieved in 2015, we do not anticipate net income until we experience additional growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will return to profitability in the first quarter of fiscal 2016. There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2015 and September 30, 2014, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, 2014 and 2015, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, 2014 and 2015, we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset at September 30, 2013, 2014 and 2015. See Note 11 to Consolidated Financial Statements for further discussion regarding the valuation allowance on the deferred tax asset.

Comparison of Financial Condition at September 30, 2015 and 2014

Total assets increased $14.1 million, or 11.8%, to $133.5 million at September 30, 2015 from $119.4 million at September 30, 2014. Loans, net of allowance for loan losses increased $25.1 million and total investment securities decreased $6.2 million. The increase in assets was primarily funded by an $8.0 million increase in deposits and an $8.0 million increase in borrowed funds.

Cash and cash equivalents decreased $1.5 million, or 37.4%, to $2.5 million at September 30, 2015.

Net loans, excluding loans held for sale, increased $25.1 million, or 29.6%, to $109.9 million at September 30, 2015 from $84.8 million at September 30, 2014. The increase in net loans during fiscal 2015 was the result of increases in each category of loans except home equity loans and lines of credit and consumer loans. Multi-family residential loans increased $10.5 million, one-to four-family investment property loans increased $6.7 million, one- to four-family residential loans increased $4.5 million, construction loans increased $4.1 million, commercial business loans increased $520,000, commercial real estate loans increased $322,000, while home equity loans and lines of credit decreased $376,000 and consumer loans decreased 159,000.

Loans held for sale decreased $169,000 to $151,000 on September 30, 2015.

Total investment securities decreased $6.2 million to $5.6 million at September 30, 2015, as proceeds from maturities, calls and sales of securities were invested in loans to enhance the yield on our assets. Securities available for sale decreased $5.2 million and securities held to maturity decreased by $1.0 million.

Our investment in bank-owned life insurance increased $78,000, or 2.4%, to $3.3 million during the fiscal year ended September 30, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets decreased $515,000, or 66.5%, to $260,000 at September 30, 2015. The decrease in foreclosed assets was primarily due to our efforts to convert nonearning assets into earning assets to improve our financial performance. At September 30, 2015 our foreclosed asset balance represents our interest in one property, which was sold and closed on December 21, 2015.

Total deposits increased $8.0 million, or 8.2%, to $105.7 million at September 30, 2015 from $97.7 million at September 30, 2014. As part of our growth plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. All categories of deposits experienced growth from September 30, 2014 to September 30, 2015. Certificates of deposit grew $6.2 million to $32.6 million on September 30, 2015 from $26.4 million at September 30, 2014 as money market and savings deposits increased $114,000 to $43.1 million and demand deposits increased $1.8 million to $30.1 million over the fiscal year.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances increased $8.0 million, or 160.1%, to $13.0 million at September 30, 2015 from $5.0 million at September 30, 2014. At September 30, 2015 and 2014, we also had $616,000 and $2.0 million of overnight federal funds, respectively, through the Bankers’ Bank of Wisconsin.

Total equity decreased $621,000, or 4.9%, to $12.1 million at September 30, 2015 from $12.8 million at September 30, 2014. Our $679,000 net loss was the primary reason for the equity decline. Total equity was also impacted by the recognition of earned ESOP of $23,000 and a $35,000 increase in accumulated other comprehensive income.

Comparison of Results of Operations for the Years Ended September 30, 2015 and September 30, 2014

General. For the year ended September 30, 2015 we incurred a net loss of $679,000 compared to a net loss of $1.2 million for fiscal 2014. Factors impacting the decrease in the net loss for fiscal 2015 included a $380,000 increase in net interest income as we increased our loan balance, a $251,000 decrease in the provision for loan losses and a $26,000 increase in noninterest income. These changes were partially offset by a $120,000 increase in noninterest expense.

Net Interest Income. Net interest income increased $380,000, or 10.9%, to $3.9 million for the year ended September 30, 2015 from $3.5 million for fiscal 2014. The increase resulted from an increase of $378,000 in interest and dividend income and a decrease of $2,000 in interest expense on deposits and borrowings. The increase in interest and dividend income for the year ended September 30, 2015 was primarily due to a $13.2 million increase in average balances of interest-earning assets, partially offset by a 0.11% decrease in the average yield on those assets. The decrease in interest expenses for the 2015 period was primarily due to a 3 basis point decrease in the cost of interest-bearing liabilities, partially offset by a $6.9 million increase in the average balance of our interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $378,000, or 9.4%, to $4.4 million in fiscal 2015. The increase was primarily due to a $424,000 increase in interest income on loans and a $16,000 increase in interest income on other interest-earning assets, partially offset by a $62,000 decrease in interest and dividends on investment securities.

Interest income on loans increased $424,000, or 11.6%, to $4.1 million for the year ended September 30, 2015 from $3.7 million for fiscal 2014. The increase resulted from an increase of $15.8 million in the average balance of loans to $98.7 million for the year ended September 30, 2015 compared to $82.9 million for fiscal 2014, partially offset by a decrease of 28 basis points in the average yield to 4.15% for the year ended September 30, 2015 from 4.43% for fiscal 2014.

Interest and dividend income on investment securities decreased $62,000, or 26.4%, to $173,000 for the year ended September 30, 2015 from $235,000 for fiscal 2014. The decrease was primarily due to a $1.7 million decrease in the average balance of investment securities to $9.5 million for the 2015 period compared to $11.3 million for fiscal 2014, as we invested proceeds from maturities, calls and sales of securities into loans. The decrease in interest and dividend income on investment securities was also due to a 27 basis point decrease in the average yield on the portfolio. These results are consistent with our business strategy to reduce our investment portfolio balances as we increase loan balances. Because investment securities available-for-sale are carried at fair value, a decrease in such securities will decrease the volatility of our equity.

Interest and dividend income on other interest-earning assets increased $16,000, or 15.5%, to $119,000 for the year ended September 30, 2015. The increase was primarily due to a 33 basis point increase in the average yield on such assets, partially offset by an $874,000 decrease in the average balance of other interest-earning assets as we increased loan balances.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, decreased $2,000, or 0.4%, to $504,000 for the year ended September 30, 2015 from $506,000 for fiscal 2014. The decrease was due to a $43,000, or 13.4%, decrease in the cost of interest-bearing deposits, partially offset by a $41,000, or 22.3%, increase in the cost of borrowings. At September 30, 2015, our borrowings consisted of $13.0 million of Federal Home Loan Bank of Chicago advances and $616,000 of overnight federal funds.

The $43,000 decrease in interest expense from deposits was primarily the result of a $40,000, or 15.6%, decrease in interest expense from certificates of deposit. The average balance of certificates of deposit declined $330,000 during the year ended September 30, 2015 compared to fiscal 2014, while the average cost of these deposits decreased to 0.76% for 2015 from 0.89% for 2014.

The cost of borrowings increased $41,000, or 22.3%, to $225,000 for the year ended September 30, 2015 from $184,000 for fiscal 2014. The increase was due to a $5.7 million increase in the average balance of Federal Home Loan Bank advances used to fund a portion of the loan growth, partially offset by a 1.51% reduction in average borrowing rates.

Provision for loan losses. We recorded a provision for loan losses of $105,000 for the year ended September 30, 2015, compared to $356,000 for fiscal 2014. The decrease in the provision for loan losses was primarily due to a reduction in historical loan loss. The allowance for loan losses increased $75,000 to $1.5 million at September 30, 2015.

Noninterest Income. Noninterest income increased $26,000, or 4.2%, to $649,000 in fiscal 2015 primarily due to a $67,000 increase in mortgage banking income to $144,000, partially offset by a $54,000 decrease in service fees.

Noninterest Expense. Noninterest expense increased $120,000, or 2.4%, to $5.1 million for fiscal 2015. The increase was primarily due to increases in foreclosed asset expense and professional fees, partially offset by expense reductions from broad based cost control efforts.

Income Tax Expense. We recorded no income tax benefit or expense for the years ended September 30, 2015 and 2014 and maintain a valuation allowance on our deferred tax asset.

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

	For the Years Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$98,724	$4,094	4.15%	$82,902	$3,670	4.43%
Securities (1)	9,548	173	1.81	11,279	235	2.08
Other interest-earning assets (2)	8,184	119	1.47	9,058	103	1.14

Total interest-earning assets	116,356	4,386	3.77	103,239	4,008	3.88
Non-interest-earning assets	10,912			15,236

Total assets	$127,268			$118,475

Interest-bearing liabilities:
Savings, transaction and money market accounts	$67,810	$63	0.09	$66,292	$66	0.10
Certificates of deposit	28,476	216	0.76	28,806	256	0.89

Total interest-bearing deposits	96,286	279	0.29	95,098	322	0.34
Borrowings	10,836	225	2.08	5,120	184	3.59

Total interest-bearing liabilities	107,122	504	0.47	100,218	506	0.50
Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,560			4,995
Other noninterest-bearing liabilities	770			3,525

Total liabilities	114,452			108,738
Total equity	12,816			9,737

Total liabilities and total equity	$127,268			$118,475

Net interest income		$3,882			$3,502

Net interest rate spread (3)			3.30%			3.38%
Net interest-earning assets (4)	$9,233			$3,021

Net interest margin (5)			3.34%			3.39%
Average interest-earning assets to interest-bearing liabilities expressed as a percentage	108.62%			103.01%

(1)	Includes interest and dividend income on FHLB stock.
(2)	Includes interest on certificates of deposit with other financial institutions and interest on deposits with the Federal Reserve.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$701	$(277)	$424
Securities	(36)	(26)	(62)
Other interest-earning assets	(10)	26	16

Total interest-earning assets	655	(277)	378

Interest-bearing liabilities:
Savings, transaction and money market accounts	2	(5)	(3)
Certificates of deposit	(3)	(37)	(40)

Total interest-bearing deposits	(1)	(42)	(43)
Borrowings	205	(164)	41

Total interest-bearing liabilities	204	(206)	(2)

Change in net interest income	$451	$(71)	$380

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset-Liability Committee meets weekly and is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. Our Asset-Liability Committee provides our board of directors with quarterly updates on our exposure to interest rate risk.

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

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2015 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$4,567	8.88%
+300	$4,553	8.53%
+200	$4,508	7.46%
+100	$4,383	4.49%
Level	$4,195	—
-100	$3,868	(7.80)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model, which is also provided to us by an independent third party. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The following table sets forth, as of September 30, 2015, the estimated impact on the economic value of our equity resulting from potential changes in interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$18,811	(6.43)%
+300	$19,956	(5.71)%
+200	$19,121	(4.89)%
+100	$19,771	(1.66)%
Level	$20,104	—
-100	$16,598	(17.44)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2015, we had approximately $13.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow up to an additional $9.6 million from the Federal Home Loan Bank of Chicago, subject to purchasing an additional $322,000 of Federal Home Loan Bank of Chicago stock. At September 30, 2015, we also had the ability to borrow up to $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $7.1 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. During the years ended September 30, 2015 and 2014, loan originations totaled $60.0 million and $34.6 million, respectively. Our investment securities balance has fallen $6.2 million from September 30, 2014 to September 30, 2015 as the proceeds from investment securities maturities, calls, and sales have been invested in loans.

Total deposits increased $8.0 million during the year ended September 30, 2015, while total deposits decreased $2.4 million during the year ended September 30, 2014. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At September 30, 2015, certificates of deposit scheduled to mature within one year totaled $16.5 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2015 our capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

The Consolidated Financial Statements of Home Bancorp Wisconsin, Inc. begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2015. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed, under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of September 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 1992. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2015 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, information regarding any changes in procedures for stockholders to recommend director nominees, and information regarding the audit committee and any audit committee financial experts is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 23, 2016 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance and Board Matters—Committees of the Board of Directors” and “Corporate Governance and Board Matters—Committees of the Board of Directors.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Company’s Internet Web site.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated herein by reference to the Proxy Statement under the captions “Executive Officers—Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 about Company common stock that may be issued upon the exercise of options under the Home Bancorp Wisconsin, Inc. 2015 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	125,866	N/A	125,866

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	125,866	N/A	125,866

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Related Persons” and “Proposal 1 — Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm — Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of Home Bancorp Wisconsin, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

3.2	Bylaws of Home Bancorp Wisconsin, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

4	Form of Common Stock Certificate of Home Bancorp Wisconsin, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333- 189668) as amended, initially filed with the SEC on June 28, 2013).

10.1	Salary Continuation Agreement by and between Home Savings Bank and James R. Bradley, Jr. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

10.2	Employment Agreement between Home Savings Bank and James R. Bradley, Jr. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

21	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 (File No. 333-189668) as amended, initially filed with the SEC on June 28, 2013).

23	Consent of Wipfli LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: December 23, 2015	By:	/s/ James R. Bradley, Jr.
James R. Bradley, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Bradley, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2015
James R. Bradley, Jr.

/s/ Mark A. Fritz	Senior Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	December 23, 2015
Mark A. Fritz

/s/ George E. Austin	Director	December 23, 2015
George E. Austin

/s/ Mark P. Finster	Director	December 23, 2015
Mark P. Finster

/s/ Lynn K. Hobbie	Director	December 23, 2015
Lynn K. Hobbie

/s/ Richard M. Lynch	Director	December 23, 2015
Richard M. Lynch

Home Bancorp Wisconsin, Inc. and Subsidiary Madison, Wisconsin Financial Statements Years Ended September 30, 2015 and 2014

Home Bancorp Wisconsin, Inc. and Subsidiary

Financial Statements

Years Ended September 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

Home Bancorp Wisconsin, Inc.

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Home Bancorp Wisconsin, Inc. and Subsidiary (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Bancorp Wisconsin, Inc. and Subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Wipfli LLP

December 23, 2015

Madison, Wisconsin

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2015 and 2014 (Dollars in Thousands)

	2015	2014
Assets
Cash and due from banks	$2,222	$2,474
Interest-bearing deposits	311	1,573

Cash and cash equivalents	2,533	4,047
Other interest-bearing deposits	5,011	7,556
Securities available for sale	2,765	7,922
Securities held to maturity (fair value of $2,933 and $3,927 for 2015 and 2014 respectively)	2,870	3,893
Loans held for sale	151	320
Loans, net of allowance for loan losses of $1,478 and $1,403 for 2015 and 2014, respectively	109,860	84,757
Premises and equipment, net	5,212	5,423
Foreclosed assets	260	775
Cash value of life insurance	3,316	3,238
Federal Home Loan Bank stock	646	652
Other assets	902	849

TOTAL ASSETS	$133,526	$119,432

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$30,055	$28,280
Money market and savings deposits	43,105	42,991
Time deposits	32,560	26,414

Total deposits	105,720	97,685
Advance payments by borrowers for taxes and insurance	793	830
Federal funds purchased	616	1,965
Borrowed funds	13,005	5,000
Other liabilities	1,247	1,186

Total liabilities	121,381	106,666

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at September 30, 2015 and September 30, 2014	$9	$9
Additional paid-in capital	7,407	7,413
Retained earnings	5,371	6,050
Unearned Employee Stock Ownership Plan (ESOP) shares	(669)	(698)
Accumulated other comprehensive income (loss)	27	(8)

Total stockholders’ equity	12,145	12,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,526	$119,432

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Operations

Years Ended September 30, 2015 and 2014 (Dollars in Thousands, except per share data)

	2015	2014
Interest and dividend income:
Loans, including fees	$4,094	$3,670
Interest-bearing deposits	119	103
Securities	173	235

Total interest and dividend income	4,386	4,008

Interest expense:
Deposits	279	322
Borrowed funds	225	184

Total interest expense	504	506

Net interest income	3,882	3,502
Provision for loan losses	105	356

Net interest income after provision for loan losses	3,777	3,146

Noninterest income:
Service fees	223	277
Mortgage banking income	144	77
Net gain on sale of securities	9	20
Increase in cash value of life insurance	78	83
Net gain on sale of premises and equipment	63	44
Rental income	98	105
Other	34	17

Total noninterest income	649	623

The accompanying notes are an integral part of these financial statements.

	2015	2014
Noninterest expense:
Compensation and employee benefits	$2,369	$2,327
Occupancy and equipment	743	761
Data processing and office expense	922	950
Foreclosed assets, net	276	17
Advertising and promotions	125	208
Professional fees	226	149
Examinations and assessments	128	154
Other	316	419

Total noninterest expense	5,105	4,985

Loss before income taxes	(679)	(1,216)
Provision for income taxes	—	—

Net loss	$(679)	$(1,216)

Earnings per share:
Basic	(.82)	(.68	)*
Diluted	(.82)	(.68	)*
*	Earnings per share for the year ended September 30, 2014, is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Years Ended September 30, 2015 and 2014 (Dollars in Thousands)

	2015	2014
Net loss	$(679)	$(1,216)

Other comprehensive income (loss), net of tax:
Unrealized gain on securities during the year	44	8
Reclassification adjustment for gains realized in net loss	(9)	(20)
Income tax effect	—	—

Net unrealized gain (loss) on securities	35	(12)

Other comprehensive income (loss), net of tax	35	(12)

Comprehensive loss	$(644)	$(1,228)

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2015 and 2014 (Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2013	$—	$—	$7,266	$—	$4	$7,270
Stock conversion proceeds, net	9	7,415	—	—	—	7,424
Net loss	—	—	(1,216)	—	—	(1,216)
Purchase of 71,935 shares by ESOP	—	—	—	(719)	—	(719)
Allocation of 2,158 Shares from ESOP	—	(2)	—	21	—	19
Other comprehensive loss	—	—	—	—	(12)	(12)

Balance at September 30, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(679)	—	—	(679)
Allocation of 2,158 Shares from ESOP	—	(6)	—	29	—	23
Other comprehensive loss	—	—	—	—	35	35

Balance at September 30, 2015	$9	$7,407	$5,371	$(669)	$27	$12,145

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended September 30, 2015 and 2014 (Dollars in Thousands)

	2015	2014
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(679)	$(1,216)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	249	259
Net amortization of premiums and discounts	35	27
ESOP compensation expense	23	19
Provision for loan losses	105	356
Net gain on sale of securities	(9)	(20)
Gain on sale of premises and equipment	(63)	(44)
Net loss on foreclosed assets	257	140
Increase in cash surrender value	(78)	(83)
Changes in operating assets and liabilities:
Loans held for sale	169	(320)
Other assets	(53)	549
Other liabilities	124	22

Total adjustments	759	905

Net cash provided by (used in) operating activities	80	(311)

Cash flows from investing activities:
Net decrease (increase) in other interest-bearing deposits	2,545	(2,311)
Purchases of securities available for sale	—	(6,888)
Proceeds from sales of securities available for sale	1,281	2,307
Proceeds from maturities, prepayments, and calls of securities available for sale	3,890	3,494
Purchases of securities held to maturity	—	(2,194)
Proceeds from maturities, prepayments, and calls of securities held to maturity	1,018	797
Net increase in loans	(25,447)	(8,047)
Purchases of FHLB stock	(144)	—
Proceeds from sale of FHLB stock	150	—
Proceeds from sale of foreclosed assets	497	141
Proceeds from sale of premises and equipment	—	57
Capital expenditures	(38)	(127)

Net cash used in investing activities	(16,248)	(12,771)

The accompanying notes are an integral part of these financial statements.

Cash flows from financing activities:
Net increase (decrease) in deposits	$8,035	$(2,447)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(37)	58
Net (decrease) increase in federal funds purchased	(1,349)	1,661
Net proceeds from open line advances	1,550	—
Proceeds from borrowings	6,500	—
Repayments of borrowed funds	(45)	(500)
Proceeds from issuance of common stock, net of cost	—	7,424
Shares acquired by employee stock ownership (ESOP)	—	(719)

Net cash provided by financing activities	14,654	5,477

Net decrease in cash and cash equivalents	(1,514)	(7,605)
Cash and cash equivalents at beginning	4,047	11,652

Cash and cash equivalents at end	$2,533	$4,047

Supplemental cash flow information:
Cash paid during the year for interest	$496	$538
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$239	$50

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

Troubled debt restructurings: Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.

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

Stock-based compensation: The Company adopted the Home Bancorp Wisconsin, Inc. 2015 Equity Incentive Plan (the Plan) in 2015. In June 2015, the Company’s stockholders approved the Plan which provides for the grant of stock options and restricted stock awards to eligible employees and outside directors of the Company. The Company registered 125,866 shares of the Company’s common stock for the issuance of common stock upon the exercise of stock options or the distribution of restricted stock awards.

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant. Those options generally vest over five years of service and have a 10-year contractual terms. Restricted stock awards typically vest over a five year period. As of September 30, 2015 there were no stock options or restricted stock awards granted under the Plan, as a result there are 125,866 options or restricted stock awards available for future grants.

Advertising: Advertising costs are expensed as incurred.

Other Comprehensive Income (Loss): Other comprehensive income (loss) is shown on the consolidated statements comprehensive income (loss). The Company’s accumulated other comprehensive income (loss) is composed of the unrealized gain on securities available for sale, net of tax and is shown on the consolidated statements of comprehensive income (loss). Reclassification adjustments out of other comprehensive income (loss) for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the consolidated statements of operations.

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

Reclassifications: Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 classifications.

Subsequent Events: Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2015, but prior to the release of these consolidated financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these consolidated financial statements are required as of December 23, 2015.

Recent accounting pronouncements: In May 2015, FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent). The new disclosure guidance eliminates the requirement to categorize investments measured using the net asset value practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the net asset value practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This disclosure will be presented for interim and annual reporting periods beginning after December 15, 2015 on a retrospective basis. Early adoption is permitted. The adoption of this disclosure guidance is not expected to have a material impact our financial condition or results of operations.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendment supersedes and replaces nearly all existing revenue recognition guidance. Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In August 2015, FASB issued ASU No. 2015-14 Revenue from Contracts with Customer (Topic 606), Deferral of the Effective Date. The amendment defers the effective date of ASU No. 2014-09 by one year. Adoption of ASU No. 2014-04 and ASU 2015-14 is not expected to have a material impact on the consolidated financial statements, but significant disclosures to the Notes thereto will be required.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2015	2014*
Net loss	$(679)	$(567)

Basic potential common shares:
Weighted average shares outstanding	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(68,338)	(69,777)

Basic weighted average shares outstanding	830,852	829,413

Dilutive potential common shares	—	—

Dilutive weighted average shares outstanding	830,852	829,413

Basic earnings per share	$(.82)	$(.68)

Diluted earnings per share	$(.82)	$(.68)

*	Earnings per share for the year ended September 30, 2014, is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

Note 3	Cash and Cash Equivalents

The Company is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total required reserve balance as of September 30, 2015 and 2014 was approximately $501 and $434, respectively.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015

Securities available for sale:
U.S. agency pass-through	$2,738	$27	$—	$2,765

Securities held to maturity:
U.S. agency pass-through	$2,870	$63	$—	$2,933

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014

Securities available for sale:
U.S. agency notes	$3,000	$—	$12	$2,988
U.S. agency pass-through	4,930	20	16	4,934

Total securities available for sale	$7,930	$20	$28	$7,922

Securities held to maturity:
U.S. agency notes	$500	$1	$—	$501
U.S. agency pass-through	3,393	33	—	3,426

Total securities held to maturity	$3,893	$34	$—	$3,927

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

There were no securities in an unrealized loss position At September 30, 2015.

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

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2015. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due through one year	$—	$—	$—	$—
Due after one year through three years	—	—	—	—
Due after three years through five years	498	503	—	—
Due after five years through ten years	472	479	688	701
Due after ten years	1,768	1,783	2,182	2,232

Total	$2,738	$2,765	$2,870	$2,933

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended September 30:

	2015	2014
Proceeds from sale of securities	$1,281	$2,307
Gross gains on sales	9	20

As of September 30, 2015 and 2014, no securities were pledged to secure public deposits or for other purposes required or permitted by law.

Note 5	Loans

The following table presents total loans by portfolio segment and class of loan as of September 30:

	2015	2014
Commercial:
Commercial and industrial	$2,182	$1,662
Commercial real estate	19,595	19,273
Multifamily real estate	25,224	14,718
Construction	5,179	1,092
Residential real estate:
One- to four-family residential	48,284	37,076
Second mortgage	9,668	10,044
Consumer	2,311	2,470

Subtotals	112,443	86,335

Allowance for loan losses	(1,478)	(1,403)
Net deferred loan expenses	(51)	(47)
Undisbursed loan proceeds	(1,054)	(128)

Loans, net	$109,860	$84,757

Analysis of the allowance for loan losses for the years ended September 30, 2015 and 2014 follows:

	Commercial	Residential	Consumer	Totals
Balance at September 30, 2013	637	480	29	1,146
Provision for loan losses	240	120	(4)	356
Loans charged off	(1)	(100)	(13)	(114)
Recoveries of loans previously charged off	1	4	10	15

Balance at September 30, 2014	$877	$504	$22	$1,403

Provision for loan losses	53	37	15	105
Loans charged off	—	(21)	(16)	(37)
Recoveries of loans previously charged off	—	2	5	7

Balance at September 30, 2015	$930	$522	$26	$1,478

Allowance for loan losses at September 30, 2015:
Individually evaluated for impairment	$142	$34	$—	$176
Collectively evaluated for impairment	788	488	26	1,302

Totals	$930	$522	$26	$1,478

Allowance for loan losses at September 30, 2014:
Individually evaluated for impairment	$134	$98	$—	$232
Collectively evaluated for impairment	743	406	22	1,171

Totals	$877	$504	$22	$1,403

Analysis of loans evaluated for impairment as of September 30, 2015 and 2014, follows:

	Commercial	Residential	Consumer	Totals
Loans at September 30, 2015:
Individually evaluated for impairment	$847	$845	$—	$1,692
Collectively evaluated for impairment	51,333	57,107	2,311	110,751

Totals	$52,180	$57,952	$2,311	$112,443

Loans at September 30, 2014:
Individually evaluated for impairment	$936	$1,178	$—	$2,114
Collectively evaluated for impairment	35,809	45,942	2,470	84,221

Totals	$36,745	$47,120	$2,470	$86,335

Information regarding impaired loans as of September 30, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial and industrial	$80	$80	N/A	$81	$—
Commercial real estate	532	532	N/A	553	33
One-to four-family	473	473	N/A	470	30

Totals	1,085	1,085	N/A	1,104	63

Loans with an allowance for loan losses:
Commercial and industrial	158	158	129	159	—
Construction	77	77	13	77	4
One-to four-family	372	372	34	375	22

Totals	607	607	176	611	26

Grand totals	$1,692	$1,692	$176	$1,715	$89

Information regarding impaired loans as of September 30, 2014, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial and industrial	$83	$83	N/A	$125	$—
Commercial real estate	575	575	N/A	560	36
One-to four-family	631	631	N/A	636	21

Totals	1,289	1,289	N/A	1,321	57

Loans with an allowance for loan losses:
Commercial and industrial	147	147	117	149	1
Construction	131	131	17	133	5
One-to four-family	547	547	98	550	19

Totals	825	825	232	832	25

Grand totals	$2,114	$2,114	$232	$2,153	$82

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of September 30, 2015 and 2014, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals
September 30, 2015

Commercial and industrial	$1,944	$—	$238	$—	$2,182
Commercial real estate	17,990	1,073	532	—	19,595
Multifamily real estate	25,002	222	—	—	25,224
Construction	5,103	76	—	—	5,179

Totals	$50,039	$1,371	$770	$—	$52,180

September 30, 2014

Commercial and industrial	$1,432	$—	$230	$—	$1,662
Commercial real estate	17,671	1,027	575	—	19,273
Multifamily real estate	14,492	226	—	—	14,718
Construction	961	78	53	—	1,092

Totals	$34,556	$1,331	$858	$—	$36,745

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of September 30, 2015 and 2014, follows:

	Performing	Non-performing	Totals
September 30, 2015
One- to four-family	$48,284	$—	$48,284
Second mortgage	9,652	16	9,668
Consumer	2,303	8	2,311

Totals	$60,239	$24	$60,263

September 30, 2014
One- to four-family	$36,659	$417	$37,076
Second mortgage	10,044	—	10,044
Consumer	2,462	8	2,470

Totals	$49,165	$425	$49,590

Loan aging information as of September 30, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial and industrial	$—	$80	$80
Commercial real estate	—	62	62
Construction	—	—	—
One- to four-family	487	—	487
Second mortgage	46	16	62
Consumer	3	8	11

Totals	$536	$166	$702

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial and industrial	$80	$2,102	$2,182	$—	$80
Commercial real estate	62	19,533	19,595	—	62
Multifamily real estate	—	25,224	25,224	—	—
Construction	—	5,179	5,179	—	—
One- to four-family	487	47,797	48,284	—	—
Second mortgage	62	9,606	9,668	—	16
Consumer	11	2,300	2,311	—	8

Totals	$702	$111,741	$112,443	$—	$166

Loan aging information as of September 30, 2014, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial and industrial	$—	$230	$230
Commercial real estate	—	—	—
Construction	—	53	53
One- to four-family	280	493	773
Second mortgage	83	—	83
Consumer	4	8	12

Totals	$367	$784	$1,151

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial and industrial	$230	$1,432	$1,662	$—	$230
Commercial real estate	—	19,273	19,273	—	—
Multifamily real estate	—	14,718	14,718	—	—
Construction	53	1,039	1,092	—	53
One- to four-family	773	36,303	37,076	76	417
Second mortgage	83	9,961	10,044	—	—
Consumer	12	2,458	2,470	—	8

Totals	$1,151	$85,184	$86,335	$76	$708

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. Three new troubled debt restructurings were entered into during the year ended September 30, 2015; $262 on two one-to-four family residential real estate loans and $159 one commercial business loan. There were no differences between the pre- and post-modification investment in these loans.

During the year ended and as of September 30, 2014, there were no new troubled debt restructurings.

One troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the 12 months ended September 30, 2015. No troubled debt restructurings defaulted within 12 months of their modification during the 12 months ended September 30, 2014.

Note 6	Premises and Equipment

An analysis of premises and equipment at September 30, 2015 and 2014, is as follows:

	2015	2014
Land	$1,675	$1,675
Buildings	5,284	5,272
Furniture and equipment	1,441	1,415

Totals	8,400	8,362
Accumulated depreciation	(3,188)	(2,939)

Premises and equipment, net	$5,212	$5,423

Depreciation and amortization of premises and equipment charged to operating expense totaled $249 and $259 for the years ended September 30, 2015 and 2014, respectively.

The Company is leasing office space under a non-cancelable operating lease with an initial term of five years and options to extend the lease for two additional five-year periods. The Company pays for real estate taxes, insurance, and maintenance under this net lease. Rent expense under this lease was $113 and $106 for the years ended September 30, 2015 and 2014, respectively.

Future minimum rental payments under non-cancelable lease terms are as follows for each of the years ending September 30:

2016	92
2017	23

Total	$115

Note 7	Time Deposits

Time deposits of $250 or more totaled approximately $3,167 and $252 at September 30, 2015 and 2014, respectively.

The scheduled maturities of time deposits for each of the years ending September 30 are summarized as follows:

2016	$16,478
2017	4,405
2018	6,227
2019	1,482
2020	3,692
Thereafter	276

Total	$32,560

Note 8	Borrowed Funds

Borrowed funds consisted of the following at September 30, 2015 and 2014:

	2015		2014
	Rates	Amount	Rates	Amount
Federal Home Loan Bank (FHLB):
Open line of credit	0.30%	$1,550	—	—
Fixed rate fixed term	0.91 - 3.89%	$11,455	3.05 - 3.89%	$5,000

Total		$13,005		$5,000

The following is a summary of scheduled maturities of fixed rate borrowed funds for each of the years ending September 30:

	Fixed Rate Fixed Term Advances
	Weighted Average Rate	Amount
2016	1.87%	297
2017	2.05%	2,287
2018	2.12%	2,292
2019	3.17%	4,298
2020	1.87%	1,504
Thereafter	2.35%	777

Total		$11,455

Actual maturities may differ from the scheduled principal maturities because of call options on the various advances.

The Company has a master contract agreement with FHLB that provides for borrowing up to the lesser of 20 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as London InterBank Offered Rate (LIBOR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company pledged approximately $22,633 and $21,463 of one- to four-family residential construction and residential real estate loans to secure FHLB advances as of September 30, 2015 and 2014, respectively.

FHLB advances are also secured by $646 and $652 of FHLB stock owned by the Company at September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company’s available and unused portion of this borrowing agreement totaled approximately $3,208.

The Company also has an agreement with the Federal Reserve Bank’s Borrower in Custody program. Under this program, the Company has pledged approximately $8,220 and $8,880 of consumer and home equity loans at September 30, 2015 and 2014, respectively. There were no borrowings under this agreement at September 30, 2015, and September 30, 2014. At September 30, 2015, the Company’s available and unused portion of this borrowing agreement totaled approximately $7,097.

Note 9	Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. Matching contributions are at the discretion of the Company’s Board of Directors. Matching contributions were $34 and $31 for the years ended September 30, 2015 and 2014, respectively.

Note 10	Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements is $271 at September 30, 2015 and 2014. There was no expense recognized during the years ended September 30, 2015 and 2014.

Note 11	Income Taxes

The components of the provision for income taxes were as follows for the years ended September 30:

	2015	2014
Current tax expense:
Federal	$—	$—
State	—	—

Total current	—	—

Deferred tax expense (benefit):
Federal	(234)	(433)
State	(57)	(110)
Change in valuation allowance	291	543

Total deferred	—	—

Total provision for income taxes	$—	$—

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended September 30 follows:

	2015		2014
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax provision (benefit) at statutory rate	$(230)	(34.0)	$(413)	(34.0)
Increases (decreases) in taxes resulting from:
Bank-owned life insurance	(27)	(3.9)	(28)	(2.3)
State taxes	(38)	(5.5)	(72)	(6.0)
Other	4	0.6	(30)	(2.4)
Change in valuation allowance	291	42.8	543	44.7

Total provision for income taxes	$—	—	$—	—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major components of the net deferred tax asset as of September 30, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$630	$589
Deferred gain on sale of building	29	54
Deferred compensation	107	107
Nonaccrued interest	—	8
Net operating loss carryforward	2,075	1,731
Alternative minimum tax carryforward	64	64
Unrealized gain on securities available for sale	—	3
Other	32	102

Total deferred tax assets	2,937	2,658

Deferred tax liabilities:
Premises and equipment	32	45
Rate lock commitment	8	4
FHLB stock	55	55
Unrealized gain on securities available for sale	9	—

Total deferred tax liabilities	104	104

Deferred tax asset before valuation allowance	2,833	2,554
Valuation allowance	(2,833)	(2,554)

Net deferred tax asset	$—	$—

The Company has federal and state net operating loss carryforwards totaling approximately $5,200 and $4,300, respectively, that may be applied against future federal and state taxable income and begin to expire in 2030. The Company has available alternative minimum tax credit carryforwards for federal tax purposes of approximately $64, which may be used indefinitely to reduce regular federal income taxes.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law. Based on the available evidence, valuation allowances of $2,842 and $2,551 were recognized as of September 30, 2015 and 2014, respectively while ($9) and $3 were the portion of the changes in net deferred tax asset related to changes that flowed through comprehensive loss, as of September 30, 2015 and 2014, respectively.

With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2010.

Note 12	Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates for the years ended September 30, is as follows:

	2015	2014
Balance at beginning	$24	$24
Adjustments due to changes in executive officers	—	(4)
New loans	21	4
Repayments	(11)	—

Balance at end	$34	$24

Deposits from directors, executive officers, and their affiliates totaled approximately $209 and $220 as of September 30, 2015 and 2014, respectively.

A director is a senior executive for a local public company that has been granted a $1 million line of credit in 2015. This line of credit has never been drawn upon.

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

Federal and state banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. The regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity tier 1 capital, increase the leverage and tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) common equity tier 1 capital ratio of 4.5% of risk-weighted assets, (2) a tier 1 capital ratio of 6.0% of risk-weighted assets, (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a tier 1 capital to average assets ratio of 4.0%. Common equity tier 1 capital generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common equity tier 1 capital will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased for 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased form 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum common equity tier 1, tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% to risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.635% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The FDIC’s prompt corrective action standards also changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a common equity tier 1 ratio of 6.5% (new), a tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Bank meets all these new requirements, including the full capital conservation buffer.

As of September 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2015, that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
September 30, 2015

Total capital (to risk-weighted assets)	$12,277	13.5%	≥	$7,275	≥	8.0%	≥	$9,094	≥	10.0%
Tier I capital (to risk-weighted assets)	11,136	12.2%	≥	5,456	≥	6.0%	≥	7,275	≥	8.0%
Common equity tier 1 capital to risk-weighted assets	11,136	12.2%	≥	4,092	≥	4.5%	≥	5,911	≥	6.5%
Tier I capital (to average assets)	11,136	8.3%	≥	5,357	≥	4.0%	≥	6,697	≥	5.0%

September 30, 2014

Total capital (to risk-weighted assets)	$12,822	15.8%	≥	$6,513	≥	8.0%	≥	$8,141	≥	10.0%
Tier I capital (to risk-weighted assets)	11,800	14.5%	≥	3,256	≥	4.0%	≥	4,885	≥	6.0%
Tier I capital (to average assets)	11,800	9.7%	≥	4,854	≥	4.0%	≥	6,068	≥	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio
September 30, 2015	$12,277	9.2%	$8,012	6.0%
September 30, 2014	$12,822	10.7%	$7,166	6.0%

Note 14	Commitments, Contingencies, and Credit Risk

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

The following commitments were outstanding at September 30:

	Notional Amount
	2015	2014
Commitments to extend credit	$593	$902
Unused lines of credit and credit card lines	9,919	11,682
Undisbursed portion of loan proceeds	2,297	128
Standby letters of credit	25	651

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Assets - Securities available for sale	$2,765	$—	$2,765	$—

2014
Assets - Securities available for sale	$7,922	$—	$7,922	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of September 30 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Loans	$431	$—	$—	$431
Foreclosed assets	260	—	—	260

Totals	$691	$—	$—	$691

2014
Loans	$593	$—	$—	$593
Foreclosed assets	775	—	—	775

Totals	$1,368	$—	$—	$1,368

Loans with a carrying amount of $607 and $825 were considered impaired and were written down to their estimated fair value of $431 and $593 as of September 30, 2015 and 2014, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $176 and $232 during the years ended September 30, 2015 and 2014, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At September 30, 2015 and 2014, foreclosed assets with a fair value less estimated costs to sell of $260 and $775, respectively, were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at September 30 follow:

	September 30, 2015
			Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,533	$2,533	$—	$—
Other interest-bearing deposits	5,011	—	—	5,037
Securities available for sale	2,765	—	2,765	—
Securities held to maturity	2,870	—	2,933	—
Loans held for sale	151	—	151	—
Loans	109,860	—	—	108,713
Accrued interest receivable	395	395	—	—
Cash value of life insurance	3,316	—	—	3,316
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$105,720	$73,160	$—	$32,787
Advance payments by borrowers for taxes and insurance	793	793	—	—
Federal funds purchased	616	616	—	—
Borrowed funds	13,005	—	—	13,475
Accrued interest payable	55	55	—	—

	September 30, 2014
			Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$4,047	$4,047	$—	$—
Other interest-bearing deposits	7,556	—	—	7,461
Securities available for sale	7,922	—	7,922	—
Securities held to maturity	3,893	—	3,927	—
Loans held for sale	320	—	320	—
Loans	84,757	—	—	84,182
Accrued interest receivable	402	402	—	—
Cash value of life insurance	3,238	—	—	3,238
Federal Home Loan Bank stock	652	—	—	652

Financial liabilities:
Deposits	$97,685	$71,271	$—	$26,412
Advance payments by borrowers for taxes and insurance	830	830	—	—
Federal funds purchased	1,965	1,965	—	—
Borrowed funds	5,000	—	—	5,398
Accrued interest payable	52	52	—	—

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

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in April 2014. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the year ended September 30, 2015, 2,158 shares, with an average fair value of $7.94 per share, were committed to be released resulting in ESOP compensation expense of $23 for the year ended September 30, 2015, 719 shares of the 2,158 shares committed to be released were released, along with the 2,158 shares previously committed to be released, to total 2,877 shares released. During the year ended September 30, 2014, 2,158 shares, with an average fair value of $9.11 per share, were committed to be released resulting in ESOP compensation expense of $19 for the year ended September 30, 2014. The ESOP shares as of September 30 were as follows:

	2015	2014
Allocated shares	2,877	—
Shares committed to be released and allocated to participants	2,158	2,158
Total unallocated shares	66,900	69,777
Total ESOP shares	71,935	71,935