Form 10-Q
period 2015-12-31
Home Bancorp Wisconsin, Inc.
filed 2016-02-08
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of February 8, 2016.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

December 31, 2015 and September 30, 2015

(Dollars in Thousands)

	(Unaudited)
	December 31, 2015	September 30, 2015
Assets
Cash and due from banks	$4,289	$2,222
Interest-bearing deposits	964	311
Cash and cash equivalents	5,253	2,533
Other interest-bearing deposits	5,011	5,011
Securities available for sale	2,637	2,765
Securities held to maturity (fair value of $2,764 and $2,933 for December 31, 2015 and September 30, 2015, respectively)	2,729	2,870
Loans held for sale	1,185	151
Loans, net of allowance for loan losses of $1,482 and $1,478 for December 31, 2015 and September 30, 2015, respectively	112,497	109,860
Premises and equipment, net	5,221	5,212
Foreclosed assets	—	260
Cash value of life insurance	3,335	3,316
Federal Home Loan Bank stock	646	646
Other assets	834	902
TOTAL ASSETS	$139,348	$133,526

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$34,709	$30,055
Money market and savings deposits	44,248	43,105
Time deposits	32,544	32,560
Total deposits	111,501	105,720
Advance payments by borrowers for taxes and insurance	387	793
Federal funds purchased	517	616
Borrowed funds	12,960	13,005
Other liabilities	1,811	1,247
Total liabilities	127,176	121,381

Commitments and contingencies (Note 1)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at December 31, 2015 and September 30, 2015	$9	$9
Additional paid-in capital	7,406	7,407
Retained earnings	5,423	5,371
Unearned Employee Stock Ownership Plan (ESOP) shares	(662)	(669)
Accumulated other comprehensive income (loss)	(4)	27
Total stockholders’ equity	12,172	12,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,348	$133,526

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2015	2014

Interest and dividend income:
Loans, including fees	$1,151	$938
Interest-bearing deposits	25	33
Securities	28	54
Total interest and dividend income	1,204	1,025

Interest expense:
Deposits	85	68
Borrowed funds	74	47
Total interest expense	159	115

Net interest income	1,045	910
Provision for loan losses	5	30
Net interest income after provision for loan losses	1,040	880
Noninterest income:
Service fees	73	62
Mortgage banking income	36	25
Net gain (loss) on sale of securities	—	7
Increase in cash value of life insurance	19	20
Net gain on sale of premises and equipment	15	16
Rental income	24	26
Other	12	7
Total noninterest income	179	163

Noninterest expense:
Compensation and employee benefits	574	599
Occupancy and equipment	175	187
Data processing and office expense	224	234
Foreclosed assets, net	23	44
Advertising and promotions	26	28
Professional fees	60	31
Examinations and assessments	39	39
Other	46	62
Total noninterest expense	1,167	1,224

Income (loss) before income taxes	52	(181)
Provision for income taxes	—	—
Net income (loss)	$52	$(181)
Earnings per share:
Basic	.06	(.22)
Diluted	.06	(.22)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended December 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2015	2014

Net income (loss)	$52	$(181)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(31)	27
Reclassification adjustment for (gains) losses realized in net loss	—	(7)
Income tax effect	—	—
Net unrealized gain (loss) on securities	(31)	20

Other comprehensive income (loss), net of tax	(31)	20
Comprehensive income (loss)	$21	$(161)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended December 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(181)	—	—	(181)
Allocation of 719 Shares from ESOP	—	(1)	—	8	—	7
Other comprehensive loss	—	—	—	—	20	20
Balance at December 31, 2014	$9	$7,412	$5,869	$(690)	$12	$12,612
Balance at October 1, 2015	$9	$7,407	$5,371	$(669)	$27	$12,145
Net income	—	—	52	—	—	52
Allocation of 719 Shares from ESOP	—	(1)	—	7	—	6
Other comprehensive loss	—	—	—	—	(31)	(31)
Balance at December 31, 2015	$9	$7,406	$5,423	$(662)	$(4)	$12,172

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2015	2014
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$52	$(181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	58	65
Net amortization of premiums and discounts	5	8
ESOP compensation expense	6	7
Provision for loan losses	5	30
Net gain on sale of securities	—	(7)
Gain on sale of premises and equipment	(15)	(16)
Net loss on foreclosed assets	23	33
Increase in cash surrender value	(19)	(20)
Changes in operating assets and liabilities:
Loans held for sale	(1,034)	(446)
Other assets	68	51
Other liabilities	579	643
Total adjustments	(324)	348
Net cash (used in) provided by operating activities	(272)	167
Cash flows from investing activities:
Net increase in other interest-bearing deposits	—	655
Proceeds from sales of securities available for sale	—	836
Proceeds from maturities, prepayments, and calls of securities available for sale	93	1,221
Proceeds from maturities, prepayments, and calls of securities held to maturity	140	114
Net increase in loans	(2,642)	(6,964)
Proceeds from sale of foreclosed assets	237	127
Capital expenditures	(67)	(3)
Net cash used in investing activities	(2,239)	(4,014)
Cash flows from financing activities:
Net increase in deposits	5,781	1,653
Net decrease in advance payments by borrowers for taxes and insurance	(406)	(451)
Net increase (decrease) in federal funds purchased	(99)	766
Proceeds from borrowings	—	1,500
Repayments of borrowed funds	(45)	—
Net cash provided by (used in) financing activities	5,231	3,468
Net increase (decrease) in cash and cash equivalents	2,720	(379)
Cash and cash equivalents at beginning	2,533	4,047
Cash and cash equivalents at end	$5,253	$3,668
Supplemental cash flow information:
Cash paid for interest	$157	$129
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$—	$100

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

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2015 and September 30, 2015, and the results of its operations, comprehensive income (loss), and the statements of stockholders’ equity, and cash flows for the three months ended December 31, 2015 and 2014. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2015 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 23, 2015 as filed with the Securities and Exchange Commission.

The results of operations for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the Annual Report on Form 10-K.

Note 2	New Accounting Pronouncements

In January 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard makes a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This new standard is effective for consolidated financial statements issued for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this new standard is not expected to have a material impact on our financial condition or results of operations, except that the Company will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

In May 2015, FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value (“NAV”) per Share (or Its Equivalent). The new disclosure guidance eliminates the requirement to categorize investments measured using the net asset value practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the net asset value practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This disclosure will be presented for interim and annual reporting periods beginning after December 15, 2015 on a retrospective basis. Early adoption is permitted. The adoption of this disclosure guidance is not expected to have a material impact on our financial condition or results of operations.

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (subtopic 835-30): Simplify the Presentation of Debt Issuance Costs. The primary purpose of this new guidance is to present debt issuance costs as a direct deduction from the carrying amount of the debt liability. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this guidance for the December 31, 2015 reporting period. Adoption of this standard reduced Other assets, and Time deposits by $27.

In January 2014, FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The primary purpose of this new guidance is to clarify, for consumer mortgage loans, when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan. This guidance is effective for annual and interim periods beginning after December 15, 2014. The adoption of the guidance did not have a material impact on the consolidated financial statements or the Notes thereto.

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

In August 2014, FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. The amendments in this guidance require a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the standard did not have a material effect on the Company’s operating results or financial condition.

Note 3	Earnings Per Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the quarters ended December 31, 2015 and 2014:

	2015	2014
Net income (loss)	$52	$(181)
Basic potential common shares:
Weighted average shares outstanding	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(66,540)	(69,754)
Basic weighted average shares outstanding	832,650	829,436

Dilutive potential common shares	—	—

Dilutive weighted average shares outstanding	832,650	829,436

Basic earnings per share	$.06	$(.22)
Diluted earnings per share	$.06	$(.22)

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015

Securities available for sale:
U.S. agency pass-through	$2,629	$4	$8	$2,625

Securities held to maturity:
U.S. agency pass-through	$2,729	$35	—	$2,764

September 30, 2015

Securities available for sale:
U.S. agency pass-through	$2,738	$27	$—	$2,765

Securities held to maturity:
U.S. agency pass-through	$2,870	$63	$—	$2,933

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

Note 5	Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are generally reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The following table presents total loans by portfolio segment and class of loan as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Commercial:
Commercial business	$2,124	$2,182
Commercial real estate	19,502	19,595
Multifamily real estate	27,076	25,224
Construction	5,050	5,179
Residential real estate:
One- to four-family residential	49,249	48,284
Second mortgage	9,097	9,668
Consumer	2,276	2,311

Subtotals	114,374	112,443

Allowance for loan losses	(1,482)	(1,478)
Net deferred loan expenses	(65)	(51)
Undisbursed loan proceeds	(330)	(1,054)

Loans, net	$112,497	$109,860

Analysis of the allowance for loan losses for the three months ended December 31, 2015 and 2014 follows:

	Commercial	Residential	Consumer	Totals
Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	96	(68)	2	30
Loans charged off	—	—	(5)	(5)
Recoveries of loans previously charged off	—	—	1	1

Balance at December 31, 2014	$973	$436	$20	$1,429

Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	(72)	75	2	5
Loans charged off	—	—	(3)	(3)
Recoveries of loans previously charged off	—	—	2	2

Balance at December 31, 2015	$858	$597	$27	$1,482

Allowance for loan losses at December 31, 2015:
Individually evaluated for impairment	$171	$31	$—	$202
Collectively evaluated for impairment	687	566	27	1,280

Totals	$858	$597	$27	$1,482

Allowance for loan losses at September 30, 2015:
Individually evaluated for impairment	$142	$34	$—	$176
Collectively evaluated for impairment	788	488	26	1,302

Totals	$930	$522	$26	$1,478

Analysis of loans evaluated for impairment as of December 31, 2015 and September 30, 2015, follows:

	Commercial	Residential	Consumer	Totals
Loans at December 31, 2015:
Individually evaluated for impairment	$832	$786	$—	$1,618
Collectively evaluated for impairment	52,920	57,560	2,276	112,756

Totals	$53,752	$58,346	$2,276	$114,374

Loans at September 30, 2015:
Individually evaluated for impairment	$847	$845	$—	$1,692
Collectively evaluated for impairment	51,333	57,107	2,311	110,751

Totals	$52,180	$57,952	$2,311	$112,443

Information regarding impaired loans as of December 31, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial real estate	$518	$518	N/A	$525	$8
One-to four-family	618	618	N/A	619	9

Totals	1,136	1,136	N/A	1,144	17

Loans with an allowance for loan losses:
Commercial business	238	238	163	238	$1
Construction	76	76	8	76	1
One-to four-family	168	168	31	169	1

Totals	482	482	202	483	3

Grand totals	$1,618	$1,618	$202	$1,627	$20

Information regarding impaired loans as of September 30, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial business	$80	$800	N/A	$81	$—
Commercial real estate	532	532	N/A	553	33
One-to four-family	473	473	N/A	470	30

Totals	1,085	1,085	N/A	1,104	63

Loans with an allowance for loan losses:
Commercial business	158	158	129	159	—
Construction	77	77	13	77	4
One-to four-family	372	372	34	375	22

Totals	607	607	176	611	26

Grand totals	$1,692	$1,692	$176	$1,715	$89

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

“Special mention/watch” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of December 31, 2015 and September 30, 2015, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals
December 31, 2015

Commercial business	$1,886	$—	$238	$—	$2,124
Commercial real estate	17,996	988	518	—	19,502
Multifamily real estate	16,854	222	—	—	27,076
Construction	4,974	76	—	—	5,050

Totals	$51,710	$1,286	$756	$—	$53,752

September 30, 2015

Commercial business	$1,944	$—	$238	$—	$2,182
Commercial real estate	17,990	1,073	532	—	19,595
Multifamily real estate	25,002	222	—	—	25,224
Construction	5,103	76	—	—	5,179

Totals	$50,039	$1,371	$770	$—	$52,180

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of December 31, 2014 and September 30, 2014, follows:

	Performing	Non- performing	Totals
December 31, 2015

One- to four-family	$49,216	$33	$49,249
Second mortgage	9,081	16	9,097
Consumer	2,268	8	2,276

Totals	$60,565	$57	$60,622

September 30, 2015

One- to four-family	$48,284	$—	$48,284
Second mortgage	9,652	16	9,668
Consumer	2,303	8	2,311

Totals	$60,239	$24	$60,263

Loan aging information as of December 31, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial business	$—	$80	$80
Commercial real estate	—	62	62
Multifamily real estate	—	—	—
Construction	—	—	—
One- to four-family	224	33	257
Second mortgage	58	16	74
Consumer	11	8	19

Totals	$293	$199	$492

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial business	$80	$2,044	$2,124	$—	$80
Commercial real estate	62	19,440	19,502	—	62
Multifamily real estate	—	27,076	27,076	—	—
Construction	—	5,050	5,050	—	—
One- to four-family	257	48,992	49,249	—	33
Second mortgage	74	9,023	9,097	—	16
Consumer	19	2,257	2,276	—	8

Totals	$492	$113,882	$114,374	$—	$199

Loan aging information as of September 30, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial business	$—	$80	$80
Commercial real estate	—	62	62
Multifamily real estate	—	—	—
Construction	—	—	—
One- to four-family	487	—	487
Second mortgage	46	16	62
Consumer	3	8	11

Totals	$536	$166	$702

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial business	$80	$2,102	$2,182	$—	$80
Commercial real estate	62	19,533	19,595	—	62
Multifamily real estate	—	25,224	25,224	—	—
Construction	—	5,179	5,179	—	—
One- to four-family	487	47,797	48,284	—	—
Second mortgage	62	9,606	9,668	—	16
Consumer	11	2,300	2,311	—	8

Totals	$702	$111,741	$112,443	$—	$166

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. No new troubled debt restructurings were entered into during the three months ended December 31, 2015.

During the year ended and as of September 30, 2015, there were three new troubled debt restructurings; $262 on two one-to-four family residential real estate loans and $159 on one commercial business loan.

No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended December 31, 2015 and one troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the year ended September 30, 2015.

Note 6	Regulatory Capital Ratios

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

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased form 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

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

At December 31, 2015 and September 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2015, that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2015 and September 30, 2015 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
December 31, 2015

Total capital (to risk-weighted assets)	$12,364	13.2%	>	$7,522	>	8.0%	>	$9,403	>	10.0%
Tier I capital (to risk-weighted assets)	11,189	11.9%	>	5,642	>	6.0%	>	7,522	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,189	11.9%	>	4,231	>	4.5%	>	6,112	>	6.5%
Tier I capital (to average assets)	11,189	8.2%	>	5,476	>	4.0%	>	6,846	>	5.0%

September 30, 2015

Total capital (to risk-weighted assets)	$12,277	13.5%	>	$7,275	>	8.0%	>	$9,094	>	10.0%
Tier I capital (to risk-weighted assets)	11,136	12.2%	>	5,456	>	6.0%	>	7,275	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,136	12.2%	>	4,092	>	4.5%	>	5,911	>	6.5%
Tier I capital (to average assets)	11,136	8.3%	>	5,357	>	4.0%	>	6,697	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio
December 31, 2015	$12,364	9.0%	$8,361	6.0%
September 30, 2015	12,277	9.2	8,012	6.0

Note 7	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets - Securities available for sale	$2,625	$—	$2,625	$—
September 30, 2015
Assets - Securities available for sale	$2,765	$—	$2.765	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31, 2015 and September 30, 2015 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Loans	$279	$—	$—	$279
Totals	$279	$—	$—	$279
September 30, 2015
Loans	$431	$—	$—	$431
Foreclosed assets	260	—	—	260
Totals	$691	$—	$—	$691

Loans with a carrying amount of $482 and $607 were considered impaired and were written down to their estimated fair value of $279 and $431 as of December 31, 2015 and September 30, 2015, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $202 and $176 during the three months ended December 31, 2015 and the year ended September 30, 2015, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At December 31, 2015 and September 30, 2015, foreclosed assets with a fair value less estimated costs to sell of $0 and $260, respectively, were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at December 31, 2015 and September 30, 2015 follow:

	December 31, 2015
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$5,253	$5,253	$—	$—
Other interest-bearing deposits	5,011	—	—	5,030
Securities available for sale	2,637	—	2,637	—
Securities held to maturity	2,729	—	2,764	—
Loans held for sale	1,185	—	1,185	—
Loans	112,497	—	—	111,188
Accrued interest receivable	392	392	—	—
Cash value of life insurance	3,335	—	—	3,335
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$111,501	$78,957	$—	$32,656
Advance payments by borrowers for taxes and insurance	387	387	—	—
Federal funds purchased	517	517	—	—
Borrowed funds	12,960	—	—	13,272
Accrued interest payable	55	55	—	—

	September 30, 2015
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$2,533	$2,533	$—	$—
Other interest-bearing deposits	5,011	—	—	5,037
Securities available for sale	2,765	—	2,765	—
Securities held to maturity	2,870	—	2,933	—
Loans held for sale	151	—	151	—
Loans	109,860	—	—	108,713
Accrued interest receivable	395	395	—	—
Cash value of life insurance	3,316	—	—	3,316
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$105,720	$73,160	$—	$32,787
Advance payments by borrowers for taxes and insurance	793	793	—	—
Federal funds purchased	616	616	—	—
Borrowed funds	13,005	—	—	13,475
Accrued interest payable	55	55	—	—

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

Note 8	Employee Stock Ownership Plan

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the three months ended December 31, 2015, 719 shares, with an average fair value of $7.93 per share, were committed to be released resulting in ESOP compensation expense of $6 for the three months ended December 31, 2015. During the three months ended December 31, 2014 the 719 shares committed to be released were released, along with the 2,158 shares previously committed to be released, to total 2,877 shares released. ESOP compensation expense of $7 was recorded for the three months ended December 31, 2014. The ESOP shares as of December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015	September 30, 2015
Allocated shares	2,877	2,877
Shares committed to be released and allocated to participants	2,877	2,158
Total unallocated shares	66,181	66,900
Total ESOP shares	71,935	71,935

Note 9	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2015 but prior to the release of these financial statements.

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

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. Loan types are segregated into 1-4 family residential real estate, multifamily real estate, commercial real estate, real estate construction, home equity loans and lines of credit, commercial business, and consumer. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2015, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. We assessed our operating results during fiscal 2008 through December 31, 2015, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2015, and again at December 31, 2015 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Overview

For the three months ended December 31, 2015, we had net income of $52,000, a $233,000 improvement from the $181,000 net loss for the quarter ended December 31, 2014. Operating results improved in all major income statement categories; net interest income, provision for loan loss, noninterest income, and noninterest expense. Net interest income increased by $135,000 for the quarter ended December 31, 2015, compared to the quarter ended December 31, 2014. In addition, the provision for loan losses decreased by $25,000 for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014, as credit quality continued to improve. Noninterest income increased $16,000 and noninterest expense decreased by $57,000 for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014.

Total assets increased $5.8 million, or 4.4%, to $139.3 million at December 31, 2015 from $133.5 million at September 30, 2015. Loans, net increased $2.6 million, or 2.4%, to $112.5 million and cash and due from banks increased $2.1 million, or 93.0%, to $4.3 million. The Company had no foreclosed assets at December 31, 2015.

Based on the above and the growth achieved to date, we anticipate additional growth and net income pursuant to our business plan. Assuming the successful execution of our business plan, we anticipate that we will continue to be profitable in upcoming quarters. There are no assurances, however, that we will successfully execute our business plan and be able to continue achieving profitable quarterly results.

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

Total assets increased $5.8 million, or 4.4% to $139.3 million at December 31, 2015 from $133.5 million at September 30, 2015. Net loans increased by $2.6 million and loans held for sale increased by $1.0 million, as total investment securities decreased by $269,000 and cash and cash equivalents increased by $2.7 million.

Cash and cash equivalents increased $2.7 million, or 107.4%, to $5.3 million at December 31, 2015.

Net loans, excluding loans held for sale, increased by $2.6 million, or 2.4%, to $112.5 million at December 31, 2015 from $109.9 million at September 30, 2015. The increase in net loans during the three months ended December 31, 2015 was primarily the result of a $1.9 million increase in multifamily real estate loans and a $1.0 million increase in one- to four-family residential mortgage loans, partially offset by a $129,000 decrease in construction loans, and a $571,000 decrease in second mortgage loans on residential real estate.

Loans held for sale increased by $1.0 million, or 684.8%, to $1.2 million from $151,000 at September 30, 2015. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $269,000, or 4.8%, to $5.4 million at December 31, 2015. Securities available for sale decreased $128,000, while securities held to maturity decreased by $141,000.

Our investment in bank-owned life insurance increased $19,000 to $3.3 million during the three months ended December 31, 2015. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets decreased $260,000 to $0 at December 31, 2015.

Total deposits increased $5.8 million, or 5.5%, to $111.5 million at December 31, 2015 from $105.7 million at September 30, 2015. As part of our plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. Demand deposits increased $4.7 million, or 15.1%, and money market and savings deposits increased $1.1 million, or 2.7%, while time deposits decreased $16,000, during the three months ended December 31, 2015.

Advance payments by borrowers for taxes and insurance decreased $406,000, or 51.2%, as many of these balances were used to pay 2015 property taxes.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased by $45,000, or 0.3%, to $13.0 million at December 31, 2015. At December 31, 2015, and September 30, 2015, we also had $517,000 and $616,000 of overnight federal funds, respectively.

Other liabilities increased $564,000 to $1.8 million on December 31, 2015.

Total equity increased $27,000, or 0.2%, to $12.2 million at December 31, 2015 from $12.1 million at September 30, 2015. The increase was primarily due to the $52,000 net income for the three months ended December 31, 2015. Total equity was also impacted by the recognition of earned ESOP of $6,000 and a $31,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the three months ended December 31, 2015 and 2014

General. We recorded net income of $52,000 for the three months ended December 31, 2015, compared to a net loss of $181,000 for the three months ended December 31, 2014. Operating results improved in all major income statement categories; net interest income, provision for loan loss, noninterest income, and noninterest expense. Net interest income increased by $135,000 for the quarter ended December 31, 2015, compared to the quarter ended December 31, 2014. In addition, the provision for loan losses decreased by $25,000 for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014, as credit quality continued to improve. Noninterest income increased $16,000 and noninterest expense decreased by $57,000 for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

Net Interest Income. Net interest income increased $135,000, or 14.8%, to $1.0 million for the three months ended December 31, 2015 from $910,000 for the three months ended December 31, 2014. The increase in net interest income resulted from an increase of $179,000 in interest and dividend income partially offset by an increase of $44,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $179,000, or 17.5%, to $1.2 million for the three months ended December 31, 2015 from $1.0 million for the three months ended December 31, 2014. The increase resulted from a $213,000 increase in interest income on loans partially offset by a $34,000 decrease in interest and dividend income on interest-bearing deposits and securities.

Interest income on loans increased $213,000, or 22.7%, to $1.2 million for the quarter ended December 31, 2015 from $938,000 for the quarter ended December 31, 2014. This increase resulted from a $25.2 million increase in the average balance of loans to $113.2 million that was partially offset by an 18 basis point decrease in the average yield on loans to 4.02% for the quarter ended December 31, 2015 from 4.20% for the quarter ended December 31, 2015.

Interest income on interest-bearing deposits and other interest-bearing deposits decreased $8,000, or 24.2%, to $25,000 for the three month period ended December 31, 2015 from $33,000 for the three month period ended December 31, 2014.

Interest and dividend income on investment securities decreased by $26,000 to $28,000 for the quarter ended December 31, 2015 from $54,000 for the quarter ended December 31, 2014. The decrease was due to a $5.3 million decrease in the average balance of investment securities to $5.5 million for the quarter ended December 31, 2015 and a 3 basis point decrease in the average yield on investment securities to 1.94%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $44,000, or 38.3%, to $159,000 for the quarter ended December 31, 2015 from $115,000 for the quarter ended December 31, 2014. The increase was due to a $17,000, or 25.0%, increase in the cost of interest-bearing deposits and a $27,000, or 57.4%, increase in the cost of borrowings. At December 31, 2015, our borrowings consisted of $13.0 million of Federal Home Loan Bank of Chicago advances and $517,000 of overnight federal funds.

The $17,000 increase in interest expense from deposits was largely the result of a $20,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $6.4 million for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014, while the average cost of such deposits increased to 0.88% from 0.79% for the same periods, respectively.

The cost of borrowings increased $27,000, or 57.4%, to $74,000 for the quarter ended December 31, 2015 from $47,000 for the quarter ended December 31, 2014. The increase was due to a $7.8 million increase in average borrowings, partially offset by an 0.87% reduction in average borrowing rates to 2.07% from 2.94%.

Provision for Loan Losses. We recorded a provision for loan losses of $5,000 for the three months ended December 31, 2015, compared to a provision for loan losses of $30,000 for the three months ended December 31, 2014. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses. The allowance for loan losses increased $4,000 in the three months ended December 31, 2015 as the $5,000 provision for loan losses and the $2,000 recoveries on previously charged off loans was partially offset by net loan charge offs totaling $3,000.

Noninterest Income. Noninterest income increased $16,000 to $179,000 for the three months ended December 31, 2015, compared to $163,000 for the three months ended December 31, 2014. The growth for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014 was primarily due to an $11,000 increase in service fees to $73,000 and an $11,000 increase in mortgage banking income to $36,000, partially offset by a $7,000 decrease in net gain on sale of securities

Noninterest Expense. Noninterest expense decreased $57,000, or 4.7%, to $1.2 million for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The largest component decreases were compensation which decreased $25,000 from $599,000 and noninterest expenses on foreclosed assets which decreased $21,000 from $44,000. These decreases and others were partially offset by an increase of $29,000 in professional fees.

Income Tax Expense. We recorded no income tax benefit or expense for the three months ended December 31, 2015 and 2014 and maintain a valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2015, we had $13.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $13.4 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At December 31, 2015, we had $517,000 in federal funds purchased, we also had the ability to borrow an additional $1.3 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $6.8 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $2.6 million during the three months ended December 31, 2015.

Total deposits increased $5.8 million during the three months ended December 31, 2015. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2015, certificates of deposit scheduled to mature within one year totaled $17.0 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At December 31, 2015, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of December 31, 2015, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015. The 25 basis point discount rate change on December 17, 2015 was considered in the interest rate risk analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the Securities and Exchange Commission on December 23, 2015. As of December 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of December 31, 2015 and September 30, 2015, (ii) the Statements of Income for the three months ended December 31, 2015 and 2014, (iii) the Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) the Statements of Stockholders’ Equity for the three months ended December 31, 2015 and 2014, (v) the Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: February 8, 2016	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: February 8, 2016	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer