Form 10-Q
period 2016-03-31
Home Bancorp Wisconsin, Inc.
filed 2016-05-09
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of May 9, 2016.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2016 and September 30, 2015

(Dollars in Thousands)

	(Unaudited)
	March 31, 2016	September 30, 2015
Assets
Cash and due from banks	$1,752	$2,222
Interest-bearing deposits	2,071	311
Cash and cash equivalents	3,823	2,533
Other interest-bearing deposits	3,204	5,011
Securities available for sale	2,039	2,765
Securities held to maturity (fair value of $2,671 and $2,933 for March 31, 2016 and September 30, 2015, respectively)	2,614	2,870
Loans held for sale	668	151
Loans, net of allowance for loan losses of $1,487 and $1,478 for March 31, 2016 and September 30, 2015, respectively.	112,743	109,860
Premises and equipment, net	5,229	5,212
Foreclosed assets	—	260
Cash value of life insurance	3,353	3,316
Federal Home Loan Bank stock	646	646
Other assets	845	902
TOTAL ASSETS	$135,164	$133,526
Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$32,680	$30,055
Money market and savings deposits	44,425	43,105
Time deposits	33,032	32,560
Total deposits	110,137	105,720
Advance payments by borrowers for taxes and insurance	311	793
Federal funds purchased	—	616
Borrowed funds	11,364	13,005
Other liabilities	1,101	1,247
Total liabilities	122,913	121,381
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at March 31, 2016 and September 30, 2015	$9	$9
Additional paid-in capital	7,405	7,407
Retained earnings	5,486	5,371
Unearned Employee Stock Ownership Plan (ESOP) shares	(655)	(669)
Accumulated other comprehensive income	6	27
Total stockholders’ equity	12,251	12,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,164	$133,526

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three and Six Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Interest and dividend income:
Loans, including fees	$1,196	$984	$2,347	$1,922
Interest-bearing deposits	25	31	50	64
Securities	24	46	52	100
Total interest and dividend income	1,245	1,061	2,449	2,086

Interest expense:
Deposits	87	63	172	131
Borrowed funds	75	55	149	102
Total interest expense	162	118	321	233

Net interest income	1,083	943	2,128	1,853
Provision for loan losses	5	30	10	60
Net interest income after provision for loan losses	1,078	913	2,118	1,793

Noninterest income:
Service fees	65	50	138	112
Mortgage banking income	48	70	84	95
Net gain on sale of securities	4	1	4	8
Increase in cash value of life insurance	18	20	37	40
Net gain on sale of premises and equipment	16	16	31	32
Rental income	24	24	48	50
Other	43	11	55	18
Total noninterest income	218	192	397	355

Noninterest expense:
Compensation and employee benefits	614	594	1,188	1,193
Occupancy and equipment	200	198	375	385
Data processing and office expense	234	228	458	462
Foreclosed assets, net	—	23	23	67
Advertising and promotions	32	31	58	59
Professional fees	61	28	121	59
Examinations and assessments	27	29	66	68
Other	65	73	111	135
Total noninterest expense	1,233	1,204	2,400	2,428

Income (loss) before income taxes	63	(99)	115	(280)
Provision for income taxes	—	—	—	—

Net income (loss)	$63	$(99)	$115	$(280)

Earnings per share:
Basic	.08	(.12)	.14	(.34)
Dilutive	.08	(.12)	.14	(.34)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$63	$(99)	$115	$(280)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	14	27	(17)	54
Reclassification adjustment for gains realized in net income	(4)	(1)	(4)	(8)
Income tax effect	—	—	—	—

Net unrealized gain (loss) on securities	10	26	(21)	46

Other comprehensive income (loss), net of tax	10	26	(21)	46

Comprehensive income (loss)	$73	$(73)	$94	$(234)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(280)	—	—	(280)
Allocation of 1,439 Shares from ESOP	—	(2)	(2)	15	—	11
Other comprehensive income	—	—	—	—	46	46
Balance at March 31, 2015	$9	$7,411	$5,768	$(683)	$38	$12,543

Balance at October 1, 2015	$9	$7,407	$5,371	$(669)	$27	$12,145
Net income	—	—	115	—	—	115
Allocation of 1,439 Shares from ESOP	—	(2)	—	14	—	12
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance at March 31, 2016	$9	$7,405	$5,486	$(655)	$6	$12,251

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2016	2015
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$115	$(280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	117	127
Net amortization of premiums and discounts	10	18
ESOP compensation expense	12	11
Provision for loan losses	10	60
Net (gain) loss on sale of securities	(4)	(8)
Gain on sale of premises and equipment	(31)	(32)
Net loss on foreclosed assets	23	51
Increase in cash surrender value	(37)	(40)
Changes in operating assets and liabilities:
Loans held for sale	(517)	78
Other assets	57	52
Other liabilities	(115)	149
Total adjustments	(475)	466
Net cash provided by (used in) operating activities	(360)	186
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	1,807	1,490
Proceeds from sales of securities available for sale	473	836
Proceeds from maturities, prepayments, and calls of securities available for sale	228	1,492
Proceeds from maturities, prepayments, and calls of securities held to maturity	254	239
Net (increase) decrease in loans	(2,893)	(11,112)
Proceeds from sale of foreclosed assets	237	348
Capital expenditures	(134)	(22)
Net cash provided by (used in) investing activities	(28)	(6,729)
Cash flows from financing activities:
Net increase in deposits	4,417	5,244
Net decrease in advance payments by borrowers for taxes and insurance	(482)	(388)
Net decrease in federal funds purchased	(616)	(1,965)
Proceeds from borrowings	2,000	8,000
Repayments of borrowed funds	(3,641)	(3,400)
Net cash provided by financing activities	1,678	7,491
Net increase in cash and cash equivalents	1,290	948
Cash and cash equivalents at beginning	2,533	4,047
Cash and cash equivalents at end	$3,823	$4,995
Supplemental cash flow information:
Cash paid for interest	$316	$241
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$—	$239

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary Form 10-Q Notes to Condensed Consolidated Financial Statements (Unaudited) (Dollars in Thousands, except per share data)	Home Bancorp Wisconsin, Inc. and Subsidiary Notes to Financial Statements

Note 1	Basis of Financial Statement Presentation

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

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of March 31, 2016 and September 30, 2015, and the results of its operations and comprehensive income (loss) for the three and six months ended March 31, 2016 and 2015, and the statements of stockholders’ equity and cash flows for the six months ended March 31, 2016 and 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2015 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 23, 2015 as filed with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the Annual Report on Form 10-K.

Note 2	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “ Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

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

In April 2015, FASB issued ASU No. 2015-03, Interest-Imputation of Interest (subtopic 835-30): Simplify the Presentation of Debt Issuance Costs. The primary purpose of this new guidance is to present debt issuance costs as a direct deduction from the carrying amount of the debt liability. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this guidance for the December 31, 2015 reporting period. Adoption of this standard did not have a significant impact on the consolidated financial statements or the Notes thereto.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Net income (loss)	$63	$(99)	$115	$(280)
Basic potential common shares:
Weighted average shares outstanding	899,190	899,190	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(65,821)	(68,699)	(66,180)	(69,058)
Basic weighted average shares outstanding	833,369	830,491	833,010	830,132

Dilutive potential common shares	—	—	—	—

Dilutive weighted average shares outstanding	833,369	830,491	833,010	830,132

Basic earnings per share	$.08	$(.12)	$.14	$(.34)
Diluted earnings per share	$.08	$(.12)	$.14	$(.34)

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2016

Securities available for sale:
U.S. agency pass-through	$2,033	$10	$(4)	$2,039

Securities held to maturity:
U.S. agency pass-through	$2,614	$57	$—	$2,671

September 30, 2015

Securities available for sale:
U.S. agency pass-through	$2,738	$27	$—	$2,765

Securities held to maturity:
U.S. agency pass-through	$2,870	$63	$—	$2,933

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value. At March 31, 2016, two U.S. agency pass-through securities available for sale with fair values totaling $280 were in an unrealized loss position totaling $4. These securities have been in an unrealized loss position for less than 12 months. The fair values are expected to recover as the securities approach their maturity dates. The Company does not believe the securities are impaired due to reasons of credit quality.

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

The following table presents total loans by portfolio segment and class of loan as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015

Commercial:
Commercial business	$2,304	$2,182
Commercial real estate	19,639	19,595
Multifamily real estate	28,451	25,224
Construction	3,298	5,179
Residential real estate:
One- to four-family residential	50,222	48,284
Second mortgage	8,906	9,668
Consumer	2,198	2,311

Subtotals	115,018	112,443

Allowance for loan losses	(1,487)	(1,478)
Net deferred loan expenses	(67)	(51)
Undisbursed loan proceeds	(721)	(1,054)

Loans, net	$112,743	$109,860

Analysis of the allowance for loan losses for the three and six months ended March 31, 2016 and 2015 follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at December 31, 2014	$973	$436	$20	$1,429
Provision for loan losses	(57)	71	16	30
Loans charged off	—	—	(10)	(10)
Recoveries of loans previously charged off	—	—	2	2
Balance at March 31, 2015	$916	$507	$28	$1,451

Balance at December 31, 2015	$858	$597	$27	$1,482
Provision for loan losses	4	2	(1)	5
Loans charged off	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	1	1
Balance at March 31, 2016	$862	$599	$26	$1,487

Six Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	39	3	18	60
Loans charged off	—	—	(15)	(15)
Recoveries of loans previously charged off	—	—	3	3
Balance at March 31, 2015	$916	$507	$28	$1,451

Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	(68)	77	1	10
Loans charged off	—	—	(4)	(4)
Recoveries of loans previously charged off	—	—	3	3
Balance at March 31, 2016	$862	$599	$26	$1,487

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at March 31, 2016:
Individually evaluated for impairment	$168	$31	$—	$199
Collectively evaluated for impairment	694	568	26	1,288
Totals	$862	$599	$26	$1,487

Allowance for loan losses at September 30, 2015:
Individually evaluated for impairment	$142	$34	$—	$176
Collectively evaluated for impairment	788	488	26	1,302

Totals	$930	$522	$26	$1,478

Analysis of loans evaluated for impairment as of March 31, 2016 and September 30, 2015, follows:

	Commercial	Residential	Consumer	Totals

Loans at March 31, 2016:
Individually evaluated for impairment	$817	$782	$—	$1.599
Collectively evaluated for impairment	52,875	58,346	2,198	113,419

Totals	$53,692	$59,128	$2,198	$115,018

Loans at September 30, 2015:
Individually evaluated for impairment	$847	$845	$—	$1,692
Collectively evaluated for impairment	51,333	57,107	2,311	110,751

Totals	$52,180	$57,952	$2,311	$112,443

Information regarding impaired loans as of March 31, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial business	$—	$—	N/A	$—	$—
Commercial real estate	505	505	N/A	518	16
Construction	—	—	N/A	—	—
One-to four-family	613	613	N/A	617	15

Totals	1,118	1,118	N/A	1,136	31

Loans with an allowance for loan losses:
Commercial business	237	237	162	238	3
Commercial real estate	—	—	—	—	—
Construction	76	76	6	76	2
One-to four-family	168	168	31	168	2

Totals	481	481	199	482	7

Grand totals	$1,599	$1,599	$199	$1,618	$38

Information regarding impaired loans as of September 30, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial business	$80	$800	N/A	$81	$—
Commercial real estate	532	5322	N/A	553	33
One-to four-family	473	4733	N/A	470	30

Totals	1,085	1,0855	N/A	1,104	63

Loans with an allowance for loan losses:
Commercial business	158	158	129	159	—
Construction	77	77	13	77	4
One-to four-family	372	372	34	375	22

Totals	607	607	176	611	26

Grand totals	$1,692	$1,692	$176	$1,715	$89

No additional funds are committed to be advanced in connection with impaired loans.

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.

Commercial loans are generally evaluated using the following internally prepared ratings:

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

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

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan.

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of March 31, 2016 and September 30, 2015, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

March 31, 2016

Commercial business	$2,067	$—	$237	$—	$2,304
Commercial real estate	18,154	980	505	—	19,639
Multifamily real estate	28,230	221	—	—	28,451
Construction	3,223	75	—	—	3,298

Totals	$51,674	$1,276	$742	$—	$53,692

September 30, 2015

Commercial business	$1,944	$—	$238	$—	$2,182
Commercial real estate	17,990	1,073	532	—	19,595
Multifamily real estate	25,002	222	—	—	25,224
Construction	5,103	76	—	—	5,179

Totals	$50,039	$1,371	$770	$—	$52,180

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of March 31, 2016 and September 30, 2015, follows:

	Performing	Non- performing	Totals

March 31, 2016

One- to four-family	$50,189	$33	$50,222
Second mortgage	8,874	32	8,906
Consumer	2,191	7	2,198

Totals	$61,254	$72	$61,326

September 30, 2015

One- to four-family	$48,284	$—	$48,284
Second mortgage	9,652	16	9,668
Consumer	2,303	8	2,311

Totals	$60,239	$24	$60,263

Loan aging information as of March 31, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial business	$—	$80	$80
Commercial real estate	—	—	—
Construction	—	—	—
One- to four-family	483	164	647
Second mortgage	110	32	142
Consumer	1	8	9

Totals	$594	$284	$878

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial business	$80	$2,224	$2,304	$—	$80
Commercial real estate	—	19,639	19,639	—	—
Multifamily real estate	—	28,451	28,451	—	—
Construction	—	3,298	3,298	—	—
One- to four-family	647	49,575	50,222	131	33
Second mortgage	142	8,764	8,906	—	32
Consumer	9	2,189	2,198	—	8

Totals	$878	$114,140	$115,018	$131	$153

Loan aging information as of September 30, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial business	$—	$80	$80
Commercial real estate	—	62	62
Multifamily real estate	—	—	—
Construction	—	—	—
One- to four-family	487	—	487
Second mortgage	46	16	62
Consumer	3	8	11

Totals	$536	$166	$702

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial business	$80	$2,102	$2,182	$—	$80
Commercial real estate	62	19,533	19,595	—	62
Multifamily real estate	—	25,224	25,224	—	—
Construction	—	5,179	5,179	—	—
One- to four-family	487	47,797	48,284	—	—
Second mortgage	62	9,606	9,668	—	16
Consumer	11	2,300	2,311	—	8

Totals	$702	$111,741	$112,443	$—	$166

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. No new troubled debt restructuring was entered into during the six months ended March 31, 2016.

During the year ended and as of September 30, 2015, there were three new troubled debt restructurings, $262 on two one-to-four family residential real estate loans and $159 on one commercial business loan.

No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended March 31, 2016 and one troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the year ended September 30, 2015.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity tier 1 capital, increase the leverage and tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings bank holding companies with assets under $1 billion. Under the new capital regulations, the minimum capital ratios are: (1) common equity tier q capital ratio of 4.5% of risk-weighted assets, (2) a tier 1 cpaital ratio of 6.0% of risk-weighted assets, (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a tier 1 capital to average assets ratio of 4.0%. Common equity tier 1 capital generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

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

At March 31, 2016 and September 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2016 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2016 and September 30, 2015 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

March 31, 2016

Total capital (to risk-weighted assets)	$12,463	12.9	% >	$7,719	>	8.0	% >	$9,648	>	10.0%
Tier I capital (to risk-weighted assets)	11,253	11.7	% >	5,789	>	6.0	% >	7,719	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,253	11.7	% >	4,342	>	4.5	% >	6,271	>	6.5%
Tier I capital (to average assets)	11,253	8.2	% >	5,473	>	4.0	% >	6,841	>	5.0%

September 30, 2015
Total capital (to risk-weighted assets)	$12,277	13.5	% >	$7,275	>	8.0	% >	$9,094	>	10.0%
Tier I capital (to risk-weighted assets)	11,136	12.2	% >	5,456	>	6.0	% >	7,275	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,136	12.2	% >	4,092	>	4.5	% >	5,911	>	6.5%
Tier I capital (to average assets)	11,136	8.3	% >	5,357	>	4.0	% >	6,697	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

March 31, 2016	$12,463	9.2%	$8,110	6.0%
September 30, 2015	12,277	9.2	8,012	6.0

Note 7	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets - Securities available for sale	$2,039	$—	$2,039	$—

September 30, 2015
Assets - Securities available for sale	$2,765	$—	$2,765	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of March 31, 2016 and September 30, 2015 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Loans	$282	$—	$—	$282
Totals	$282	$—	$—	$282

September 30, 2015
Loans	$431	$—	$—	$431
Foreclosed assets	260	—	—	260
Totals	$691	$—	$—	$691

Loans with a carrying amount of $481 and $607 were considered impaired and were written down to their estimated fair value of $282 and $431 as of March 31, 2016 and September 30, 2015, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $199 and $176 during the six months ended March 31, 2016 and the year ended September 30, 2015, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At September 30, 2015, foreclosed assets with a fair value less estimated costs to sell of $260 were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at March 31, 2016 and September 30, 2015 follow:

	March 31, 2016
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,823	$3,823	$—	$—
Other interest-bearing deposits	3,204	—	—	3,204
Securities available for sale	2,039	—	2,039	—
Securities held to maturity	2,614	—	2,671	—
Loans held for sale	668	—	668	—
Loans	112,743	—	—	111,398
Accrued interest receivable	439	439	—	—
Cash value of life insurance	3,353	—	—	3,353
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$110,137	$77,105	$—	$32,893
Advance payments by borrowers for taxes and insurance	311	311	—	—
Federal funds purchased	—	—	—	—
Borrowed funds	11,364	—	—	11,814
Accrued interest payable	61	61	—	—

	September 30, 2015
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$2,533	$2,533	$—	$—
Other interest-bearing deposits	5,011	—	—	5,037
Securities available for sale	2,765	—	2,765	—
Securities held to maturity	2,870	—	2,933	—
Loans held for sale	151	—	151	—
Loans	109,860	—	—	108,713
Accrued interest receivable	395	395	—	—
Cash value of life insurance	3,316	—	—	3,316
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$105,720	$73,160	$—	$32,787
Advance payments by borrowers for taxes and insurance	793	793	—	—
Federal funds purchased	616	616	—	—
Borrowed funds	13,005	—	—	13,475
Accrued interest payable	55	55	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the six months ended March 31, 2016, 1,438 shares, with an average fair value of $8.29 per share, were committed to be released resulting in ESOP compensation expense of $12 for the six months ended March 31, 2016. The ESOP shares as of March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016	September 30, 2015
Allocated shares	2,877	2,877
Shares committed to be released and allocated to participants	3,597	2,158
Total unallocated shares	65,461	66,900
Total ESOP shares	71,935	71,935

Note 9	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2016 but prior to the release of these financial statements.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by the forward-looking statements in this report, and you should not place undue reliance on such statements.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At March 31, 2016, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. We assessed our operating results during fiscal 2008 through March 31, 2016, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2015, and again at March 31, 2016 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Overview

For the three months ended March 31, 2016, we had net income of $63,000, a $162,000 improvement from the $99,000 net loss for the three months ended March 31, 2015. Operating results improved in net interest income, provision for loan loss, noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $140,000 for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily due to loan growth. The provision for loan losses decreased by $25,000 for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, as credit quality continued to improve. Noninterest income increased $26,000 and noninterest expense increased by $29,000 for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Total assets increased $1.6 million, or 1.2%, to $135.2 million at March 31, 2016 from $133.5 million at September 30, 2015. Loans, net increased $2.9 million, or 2.6%, to $112.7 million and cash and due from banks increased $1.3 million, or 50.9%, to $3.8 million. The Company had no foreclosed assets at March 31, 2016.

Total deposits increased $4.4 million, or 4.2%, to $110.1 million at March 31, 2016 from $105.7 million at September 30, 2015.

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

Comparison of Financial Condition at March 31, 2016 and September 30, 2015

Total assets increased $1.6 million, or 1.2% to $135.2 million at March 31, 2016 from $133.5 million at September 30, 2015. Net loans increased by $2.9 million, cash and cash equivalents increased by $1.3 million, and loans held for sale increased by $517,000, as other interest-earning deposits decreased $1.8 million.

Cash and cash equivalents increased $1.3 million, or 50.9%, to $3.8 million at March 31, 2016.

Other interest-earning deposits decreased $1.8 million, or 36.1%, to $3.2 million at March 31, 2016.

Net loans, excluding loans held for sale, increased by $2.9 million, or 2.6%, to $112.7 million at March 31, 2016 from $109.9 million at September 30, 2015. The increase in net loans during the six months ended March 31, 2016 was primarily the result of a $3.2 million increase in multifamily real estate loans and a $1.9 million increase in one- to four-family residential mortgage loans, partially offset by a $1.9 million decrease in construction loans, and a $762,000 decrease in second mortgage loans on residential real estate.

Loans held for sale increased by $517,000, or 342.4%, to $668,000 from $151,000 at September 30, 2015. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $982,000, or 17.4%, to $4.7 million at March 31, 2016. The decrease in investment securities was from calls and principal payments on mortgage-backed securities. Securities available for sale decreased $726,000, while securities held to maturity decreased by $256,000.

Our investment in bank-owned life insurance increased $37,000 to $3.4 million during the six months ended March 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets decreased $260,000 to $0 at March 31, 2016.

Total deposits increased $4.4 million, or 4.2%, to $110.1 million at March 31, 2016 from $105.7 million at September 30, 2015. As part of our strategic plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. Demand deposits increased $2.6 million, or 8.7%, and money market and savings deposits increased $1.3 million, or 3.1%, while time deposits increased $472,000, during the six months ended March 31, 2016.

Advance payments by borrowers for taxes and insurance decreased $482,000, or 60.8%, to $311,000 as many of these balances were used to pay 2015 property taxes.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased by $1.6 million, or 12.6%, to $11.4 million at March 31, 2016. Overnight federal funds purchased decreased $616,000 to $0 at March 31, 2016.

Other liabilities decreased $146,000, or 11.7%, to $1.1 million at March 31, 2016.

Total equity increased $106,000, or 0.9%, to $12.3 million at March 31, 2016 from $12.1 million at September 30, 2015. The increase was primarily due to the $115,000 net income for the six months ended March 31, 2016. Total equity was also impacted by the recognition of earned ESOP of $12,000 and a $21,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

General. We recorded net income of $63,000 for the three months ended March 31, 2016, compared to a net loss of $99,000 for the three months ended March 31, 2015. Operating results improved in net interest income, provision for loan loss, and noninterest income, partially offset by an increase in noninterest expense. Net interest income increased by $140,000 for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015. In addition, the provision for loan losses decreased by $25,000 for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, as credit quality continued to improve. Noninterest income increased $26,000 and noninterest expense increased by $29,000 for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

Net Interest Income. Net interest income increased $140,000, or 14.8%, to $1.1 million for the three months ended March 31, 2016 from $943,000 for the three months ended March 31, 2015. The increase in net interest income resulted from an increase of $184,000 in interest and dividend income partially offset by an increase of $44,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $184,000, or 17.3%, to $1.2 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015. The increase resulted from a $212,000 increase in interest income on loans partially offset by a $28,000 decrease in interest and dividend income on interest-bearing deposits and securities.

Interest income on loans increased $212,000, or 21.5%, to $1.2 million for the quarter ended March 31, 2016 from $984,000 for the quarter ended March 31, 2015. This increase resulted from an $18.8 million increase in the average balance of loans to $115.0 million and a 3 basis point increase in the average yield on loans to 4.17% for the quarter ended March 31, 2016 from 4.14% for the quarter ended March 31, 2015.

Interest income on interest-bearing deposits decreased $6,000, or 19.4%, to $25,000 for the three month period ended March 31, 2016 from $31,000 for the three month period ended March 31, 2015.

Interest and dividend income on investment securities decreased by $22,000 to $24,000, or 47.8%, for the quarter ended March 31, 2016 from $46,000 for the quarter ended March 31, 2015. The decrease was due to a $4.5 million decrease in the average balance of investment securities to $5.6 million for the quarter ended March 31, 2016 and an 11 basis point decrease in the average yield on investment securities to 1.73%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased by $44,000, or 37.3%, to $162,000 for the quarter ended March 31, 2016 from $118,000 for the quarter ended March 31, 2015. The increase was due to a $24,000, or 38.1%, increase in the cost of interest-bearing deposits and a $20,000, or 36.4%, increase in the cost of borrowings. At March 31, 2016, our borrowings consisted of $11.4 million of Federal Home Loan Bank of Chicago advances.

The $24,000 increase in interest expense from deposits was largely the result of a $22,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $5.6 million for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015, while the average cost of such deposits increased to .93% from .80% for the same periods, respectively.

The cost of borrowings increased $20,000, or 36.4%, to $75,000 for the quarter ended March 31, 2016 from $55,000 for the quarter ended March 31, 2015. The increase was due to a $2.6 million increase in average borrowings and a 0.21% increase in average borrowing rates to 2.05% from 1.84%.

Provision for Loan Losses. We recorded a provision for loan losses of $5,000 for the three months ended March 31, 2016, compared to a provision for loan losses of $30,000 for the three months ended March 31, 2015. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses. As a result of loan growth the allowance for loan losses increased $5,000 in the three months ended March 31, 2016 as the $5,000 provision for loan losses and the $1,000 recoveries on previously charged off loans more than offset loan charge offs totaling $1,000.

Noninterest Income. Noninterest income increased $26,000 to $218,000 for the three months ended March 31, 2016, compared to $192,000 for the three months ended March 31, 2015. The increase was primarily due to a $15,000 increase in service fees to $65,000 and a $32,000 increase in other noninterest income to $43,000, partially offset by a $22,000 decrease in mortgage banking income to $48,000.

Noninterest Expense. Noninterest expense increased $29,000, or 2.4%, to $1.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The largest component increases were professional fees which increased $33,000 to $61,000 and compensation and employee benefits which increased $20,000 to $614,000. These increases and others were partially offset by a decrease in foreclosed assets expense of $23,000 to $0.

Income Tax Expense. We recorded no income tax expense for the three months ended March 31, 2016 and 2015 and maintain a valuation allowance on our deferred tax asset.

Comparison of Results of Operations for the six months ended March 31, 2016 and 2015

General. We recorded net income of $115,000 for the six months ended March 31, 2016, compared to a net loss of $280,000 for the six months ended March 31, 2015. Net interest income increased by $275,000, noninterest income increased by $42,000, noninterest expense decreased by $28,000, and the provision for loan losses decreased by $50,000 for the six months ended March 31, 2016.

Net Interest Income. Net interest income increased $275,000, or 14.8%, to $2.1 million for the six months ended March 31, 2016 from $1.9 million for the six months ended March 31, 2015. The increase in net interest income resulted from an increase of $363,000 in interest and dividend income, partially offset by an increase of $88,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $363,000, or 17.4%, to $2.4 million for the six months ended March 31, 2016 from $2.1 million for the six months ended March 31, 2015. The increase resulted from a $425,000 increase in interest income on loans, partially offset by a $14,000 decrease in interest income on interest-bearing deposits and a $48,000 decrease in interest and dividend on securities.

Interest income on loans increased $425,000, or 22.1%, to $2.3 million for the six months ended March 31, 2016 from $1.9 million for the six months ended March 31, 2015. This increase resulted from a $21.8 million increase in the average balance of loans to $113.8 million, partially offset by a 5 basis point decrease in the average yield on loans to 4.12%.

Interest income on interest-bearing deposits decreased $14,000, or 21.9%, to $50,000 for the six month period ended March 31, 2016 from $64,000 for the six month period ended March 31, 2015. The decrease resulted from a $2.2 million decrease in the average balance of interest-bearing deposits to $5.9 million, partially offset by an 11 basis point increase in the average yield on such deposits to 1.66%.

Interest and dividend income on investment securities decreased $48,000 to $52,000 for the six months ended March 31, 2016 from $100,000 for the six months ended March 31, 2015. The decrease was due to a 7 basis point decrease in the average yield on investment securities to 1.78% and a $4.9 million decrease in the average balance of investment securities to $5.9 million.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $88,000, or 37.8%, to $321,000 for the six months ended March 31, 2016 from $233,000 for the six months ended March 31, 2015. The increase was due to a $41,000, or 31.3%, increase in the cost of interest-bearing deposits and a $47,000, or 46.1%, increase in the cost of borrowings.

The $41,000 increase in interest expense from deposits was largely the result of a $42,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $6.0 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, while the average cost of such deposits increased to .91% from .80% for the same periods, respectively.

The cost of borrowings increased $47,000 for the six month period ended March 31, 2016, as average borrowings increased $5.2 million partially offset by a decrease in average cost of such borrowings to 2.07% from 2.22%.

Provision for Loan Losses. We recorded a provision for loan losses of $10,000 for the six months ended March 31, 2016, compared to a provision for loan losses of $60,000 for the six months ended March 31, 2015. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses, partially offset by an increase in the balance of loans. The allowance for loan losses increased $9,000 in the six months ended March 31, 2016 as the $10,000 provision for loan losses and the $3,000 recoveries on previously charged off loans more than offset loan charge offs totaling $4,000.

Noninterest Income. Noninterest income increased $42,000, or 11.8%, to $397,000 for the six months ended March 31, 2016, compared to $355,000 for the six months ended March 31, 2015. The increase was primarily due to a $23,000 increase in service fees to $138,000 and a $37,000 increase in other noninterest income to $55,000, partially offset by an $11,000 decrease in mortgage banking income to $84,000 for the six months ended March 31, 2016. Decreases in net gain on sale of securities, net gain on sale of premises and equipment, rental income and income from cash value of life insurance totaled $10,000.

Noninterest Expense. Noninterest expense decreased $28,000, or 1.2%, to $2.4 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. The largest component decreases were foreclosed assets, net which decreased $44,000 to $23,000, occupancy which decreased $10,000 to $375,000, and other noninterest expense which decreased $24,000 to $111,000. These decreases were partially offset by an increase of $62,000 in professional fees.

Income Tax Expense. We recorded no income tax benefit or expense for the three months ended December 31, 2015 and 2014 and maintain a valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2016, we had $11.4 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $25.7 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At March 31, 2016, we had no federal funds purchased. We had the ability to borrow $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $6.4 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $2.9 million during the six months ended March 31, 2016.

Total deposits increased $4.4 million during the six months ended March 31, 2016. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At March 31, 2016, certificates of deposit scheduled to mature within one year totaled $16.8 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At March 31, 2016, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of March 31, 2016, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015. The 25 basis point discount rate change on December 17, 2015 was considered in the interest rate risk analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the Securities and Exchange Commission on December 23, 2015. As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of March 31, 2016 and September 30, 2015, (ii) the Statements of Income for the three and six months ended March 31, 2016 and 2015, (iii) the Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2016 and 2015, (iv) the Statements of Stockholders’ Equity for the six months ended March 31, 2016 and 2015, (v) the Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: May 9, 2016	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: May 9, 2016	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer