Form 10-Q
period 2016-06-30
Home Bancorp Wisconsin, Inc.
filed 2016-08-05
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of August 5, 2016.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2016 and September 30, 2015

(Dollars in Thousands)

	(Unaudited) June 30, 2016	September 30, 2015
Assets
Cash and due from banks	$1,908	$2,222
Interest-bearing deposits	3,714	311
Cash and cash equivalents	5,622	2,533
Other interest-bearing deposits	3,627	5,011
Securities available for sale	1,208	2,765
Securities held to maturity (fair value of $2,555 and $2,933 for June 30, 2016 and September 30, 2015, respectively)	2,478	2,870
Loans held for sale	201	151
Loans, net of allowance for loan losses of $1,492 and $1,478 for June 30, 2016 and September 30, 2015, respectively.	114,891	109,860
Premises and equipment, net	5,227	5,212
Foreclosed assets	—	260
Cash value of life insurance	3,371	3,316
Federal Home Loan Bank stock	646	646
Other assets	909	902
TOTAL ASSETS	$138,180	$133,526
Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$33,538	$30,055
Money market and savings deposits	45,119	43,105
Time deposits	32,422	32,560
Total deposits	111,079	105,720
Advance payments by borrowers for taxes and insurance	522	793
Federal funds purchased	895	616
Borrowed funds	12,317	13,005
Other liabilities	1,094	1,247
Total liabilities	125,907	121,381
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at June 30, 2016 and September 30, 2015	$9	$9
Additional paid-in capital	7,404	7,407
Retained earnings	5,506	5,371
Unearned Employee Stock Ownership Plan (ESOP) shares	(647)	(669)
Accumulated other comprehensive income	1	27
Total stockholders’ equity	12,273	12,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,180	$133,526

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Operations

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans, including fees	$1,173	$1,043	$3,520	$2,965
Interest-bearing deposits	—	30	50	94
Securities	24	40	76	140
Total interest and dividend income	1,197	1,113	3,646	3,199

Interest expense:
Deposits	90	70	262	201
Borrowed funds	74	57	223	159
Total interest expense	164	127	485	360

Net interest income	1,033	986	3,161	2,839
Provision for loan losses	5	30	15	90
Net interest income after provision for loan losses	1,028	956	3,146	2,749

Noninterest income:
Service fees	67	51	205	163
Mortgage banking income	84	20	168	115
Net gain on sale of securities	2	—	6	8
Increase in cash value of life insurance	18	19	55	59
Net gain on sale of premises and equipment	15	15	46	47
Rental income	24	24	72	74
Other	17	7	72	25
Total noninterest income	227	136	624	491

Noninterest expense:
Compensation and employee benefits	601	594	1,789	1,787
Occupancy and equipment	186	175	561	560
Data processing and office expense	246	221	704	683
Foreclosed assets, net	—	195	23	262
Advertising and promotions	33	37	91	96
Professional fees	76	51	197	110
Examinations and assessments	27	30	93	98
Other	66	83	177	218
Total noninterest expense	1,235	1,386	3,635	3,814

Income (loss) before income taxes	20	(294)	135	(574)
Provision for income taxes	—	—	—	—
Net income (loss)	$20	$(294)	$135	$(574)

Earnings per share:
Basic	.02	(.35)	.16	(.69)
Dilutive	.02	(.35)	.16	(.69)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$20	$(294)	$135	$(574)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	(3)	(10)	(20)	44
Reclassification adjustment for gains realized in net income	(2)	—	(6)	(8)
Income tax effect	—	—	—	—

Net unrealized gain (loss) on securities	(5)	(10)	(26)	36

Other comprehensive income (loss), net of tax	(5)	(10)	(26)	36

Comprehensive income (loss)	$15	$(304)	$109	$(538)

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Nine Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(574)	—	—	(574)
Allocation of 2,158 Shares from ESOP	—	(5)	—	22	—	17
Other comprehensive income	—	—	—	—	36	36
Balance at June 30, 2015	$9	$7,408	$5,476	$(676)	$28	$12,245

Balance at October 1, 2015	$9	$7,407	$5,371	$(669)	$27	$12,145
Net income	—	—	135	—	—	135
Allocation of 2,158 Shares from ESOP	—	(3)	—	22	—	19
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance at June 30, 2016	$9	$7,404	$5,506	$(647)	$1	$12,273

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2016	2015
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$135	$(574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	178	189
Net amortization of premiums and discounts	15	26
ESOP compensation expense	19	17
Provision for loan losses	15	90
Net gain on sale of securities	(6)	(8)
Gain on sale of premises and equipment	(46)	(47)
Net loss on foreclosed assets	23	242
Increase in cash surrender value	(55)	(59)
Changes in operating assets and liabilities:
Loans held for sale	(50)	270
Other assets	(7)	(158)
Other liabilities	(107)	174
Total adjustments	(21)	736
Net cash provided by operating activities	114	162
Cash flows from investing activities:
Net decrease in other interest-bearing deposits	1,384	1,490
Proceeds from sales of securities available for sale	1,208	836
Proceeds from maturities, prepayments, and calls of securities available for sale	317	2,696
Proceeds from maturities, prepayments, and calls of securities held to maturity	389	377
Net (increase) decrease in loans	(5,046)	(16,398)
Proceeds from sale of foreclosed assets	237	483
Capital expenditures	(193)	(35)
Net cash used in investing activities	(1,704)	(10,551)
Cash flows from financing activities:
Net increase in deposits	5,359	7,395
Net decrease in advance payments by borrowers for taxes and insurance	(271)	(282)
Net increase (decrease) in federal funds purchased	279	(1,388)
Proceeds from borrowings	4,000	8,900
Repayments of borrowed funds	(4,688)	(5,023)
Net cash provided by financing activities	4,679	9,602
Net increase (decrease) in cash and cash equivalents	3,089	(787)
Cash and cash equivalents at beginning	2,533	4,047
Cash and cash equivalents at end	$5,622	$3,260
Supplemental cash flow information:
Cash paid for interest	$481	$367
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$—	$239

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary Form 10-Q Notes to Consolidated Financial Statements (Unaudited) (Dollars in Thousands, except per share data)	Home Bancorp Wisconsin, Inc. and Subsidiary Notes to Financial Statements

Note 1	Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of Home Bancorp Wisconsin, Inc. and its wholly-owned subsidiary, Home Savings Bank, the “Bank,” and collectively, (the “Company”).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and with instructions for Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from these estimates.

In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of June 30, 2016 and September 30, 2015, and the results of its operations and comprehensive income (loss) for the three and nine months ended June 30, 2016 and 2015, and the statements of stockholders’ equity and cash flows for the nine months ended June 30, 2016 and 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2015 included as part of Home Bancorp Wisconsin, Inc.’s Form 10-K dated December 23, 2015 as filed with the Securities and Exchange Commission.

The results of operations for the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the Annual Report on Form 10-K.

Note 2	New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13 “Credit Losses (Topic 326).” ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. For Securities and Exchange Commission (SEC) filers, the new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of adopting ASU 2016-13 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-02 on its consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard makes a number of changes to the recognition and measurement standards of financial instruments, including the following changes: 1) equity securities with a readily determinable fair value will have to be measured at fair value with changes in fair value recognized in net income; 2) entities that are public business entities will no longer be required to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost; and 3) entities that are public business entities will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. This new standard is effective for consolidated financial statements issued for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this new standard is not expected to have a material impact on our financial condition or results of operations, except that the Company will no longer disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Net income (loss)	$20	$(294)	$135	$(574)
Basic potential common shares:
Weighted average shares outstanding	899,190	899,190	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(65,101)	(67,979)	(65,820)	(68,698)
Basic weighted average shares outstanding	834,089	831,211	833,370	830,492

Dilutive potential common shares	—	—	—	—
Dilutive weighted average shares outstanding	834,089	831,211	833,370	830,492
Basic earnings per share	$.02	$(.35)	$.16	$(.69)
Diluted earnings per share	$.02	$(.35)	$.16	$(.69)

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016

Securities available for sale:
U.S. agency pass-through	$1,207	$4	$(3)	$1,208

Securities held to maturity:
U.S. agency pass-through	$2,478	$77	$—	$2,555

September 30, 2015

Securities available for sale:
U.S. agency pass-through	$2,738	$27	$—	$2,765

Securities held to maturity:
U.S. agency pass-through	$2,870	$63	$—	$2,933

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value. At June 30, 2016, three U.S. agency pass-through securities available for sale with fair values totaling $568 were in an unrealized loss position totaling $3. These securities have been in an unrealized loss position for less than 12 months. The fair values are expected to recover as the securities approach their maturity dates. The Company does not believe the securities are impaired due to reasons of credit quality.

Note 5	Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The following table presents total loans by portfolio segment and class of loan as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Commercial:
Commercial business	$1,913	$2,182
Commercial real estate	19,402	19,595
Multifamily real estate	29,532	25,224
Construction	4,051	5,179
Residential real estate:
One- to four-family residential	50,364	48,284
Second mortgage	9,395	9,668
Consumer	2,232	2,311
Subtotals	116,889	112,443

Allowance for loan losses	(1,492)	(1,478)
Net deferred loan expenses	(72)	(51)
Undisbursed loan proceeds	(434)	(1,054)
Loans, net	$114,891	$109,860

Analysis of the allowance for loan losses for the three and nine months ended June 30, 2016 and 2015 follows:

	Commercial	Residential	Consumer	Totals
Three Months Ended
Balance at March 31, 2015	$916	$507	$28	$1,451
Provision for loan losses	19	8	3	30
Loans charged off	—	(21)	—	(21)
Recoveries of loans previously charged off	—	1	1	2
Balance at June 30, 2015	$935	$495	$32	$1,462

Balance at March 31, 2016	$862	$599	$26	$1,487
Provision for loan losses	(3)	10	(2)	5
Loans charged off	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	1	1
Balance at June 30, 2016	$859	$609	$24	$1,492

	Commercial	Residential	Consumer	Totals
Nine Months Ended
Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	58	11	21	90
Loans charged off	—	(21)	(15)	(36)
Recoveries of loans previously charged off	—	1	4	5
Balance at June 30, 2015	$935	$495	$32	$1,462

Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	(71)	87	(1)	15
Loans charged off	—	—	(5)	(5)
Recoveries of loans previously charged off	—	—	4	4
Balance at June 30, 2016	$859	$609	$24	$1,492

	Commercial	Residential	Consumer	Totals
Allowance for loan losses at June 30, 2016:
Individually evaluated for impairment	$165	$27	$—	$192
Collectively evaluated for impairment	694	582	24	1,300
Totals	$859	$609	$24	$1,492

Allowance for loan losses at September 30, 2015:
Individually evaluated for impairment	$142	$34	$—	$176
Collectively evaluated for impairment	788	488	26	1,302

Totals	$930	$522	$26	$1,478

Analysis of loans evaluated for impairment as of June 30, 2016 and September 30, 2015, follows:

	Commercial	Residential	Consumer	Totals
Loans at June 30, 2016:
Individually evaluated for impairment	$803	$777	$—	$1.580
Collectively evaluated for impairment	54,095	58,982	2,232	115,309

Totals	$54,898	$59,759	$2,232	$116,889

Loans at September 30, 2015:
Individually evaluated for impairment	$847	$845	$—	$1,692
Collectively evaluated for impairment	51,333	57,107	2,311	110,751

Totals	$52,180	$57,952	$2,311	$112,443

Information regarding impaired loans as of June 30, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial real estate	$491	$491	N/A	$511	$23
One-to four-family	609	609	N/A	615	23

Totals	1,100	1,100	N/A	1,126	46

Loans with an allowance for loan losses:
Commercial business	236	236	161	238	5
Construction	76	76	4	76	3
One-to four-family	168	168	27	168	3

Totals	480	480	192	482	11

Grand totals	$1,580	$1,580	$192	$1,608	$57

Information regarding impaired loans as of September 30, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial business	$80	$800	N/A	$81	$—
Commercial real estate	532	5322	N/A	553	33
One-to four-family	473	4733	N/A	470	30

Totals	1,085	1,0855	N/A	1,104	63

Loans with an allowance for loan losses:
Commercial business	158	158	129	159	—
Construction	77	77	13	77	4
One-to four-family	372	372	34	375	22

Totals	607	607	176	611	26

Grand totals	$1,692	$1,692	$176	$1,715	$89

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2016 and September 30, 2015, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals
June 30, 2016

Commercial business	$1,677	$—	$236	$—	$1,913
Commercial real estate	17,939	972	491	—	19,402
Multifamily real estate	29,312	220	—	—	29,532
Construction	3,976	75	—	—	4,051

Totals	$52,904	$1,267	$727	$—	$54,898

September 30, 2015

Commercial business	$1,944	$—	$238	$—	$2,182
Commercial real estate	17,990	1,073	532	—	19,595
Multifamily real estate	25,002	222	—	—	25,224
Construction	5,103	76	—	—	5,179

Totals	$50,039	$1,371	$770	$—	$52,180

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2016 and September 30, 2015, follows:

	Performing	Non- performing	Totals
June 30, 2016

One- to four-family	$50,233	$131	$50,364
Second mortgage	9,371	24	9,395
Consumer	2,232	—	2,232

Totals	$61,836	$155	$61,991

September 30, 2015

One- to four-family	$48,284	$—	$48,284
Second mortgage	9,652	16	9,668
Consumer	2,303	8	2,311

Totals	$60,239	$24	$60,263

Loan aging information as of June 30, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial business	$—	$80	$80
Commercial real estate	—	—	—
Construction	—	—	—
One- to four-family	440	131	571
Second mortgage	—	25	25
Consumer	—	—	—

Totals	$440	$236	$676

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial business	$80	$1,833	$1,913	$—	$80
Commercial real estate	—	19,402	19,402	—	—
Multifamily real estate	—	29,532	29,532	—	—
Construction	—	4,051	4,051	—	—
One- to four-family	571	49,793	50,364	—	131
Second mortgage	25	9,370	9,395	—	25
Consumer	—	2,232	2,232	—	—

Totals	$676	$116,213	$116,889	$—	$236

Loan aging information as of September 30, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial business	$—	$80	$80
Commercial real estate	—	62	62
Multifamily real estate	—	—	—
Construction	—	—	—
One- to four-family	487	—	487
Second mortgage	46	16	62
Consumer	3	8	11

Totals	$536	$166	$702

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial business	$80	$2,102	$2,182	$—	$80
Commercial real estate	62	19,533	19,595	—	62
Multifamily real estate	—	25,224	25,224	—	—
Construction	—	5,179	5,179	—	—
One- to four-family	487	47,797	48,284	—	—
Second mortgage	62	9,606	9,668	—	16
Consumer	11	2,300	2,311	—	8

Totals	$702	$111,741	$112,443	$—	$166

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. No new troubled debt restructuring was entered into during the nine months ended June 30, 2016.

During the year ended and as of September 30, 2015, there were three new troubled debt restructurings, $262 on two one-to-four family residential real estate loans and $159 on one commercial business loan.

No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended June 30, 2016 and one troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the year ended September 30, 2015.

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

Under the new capital regulations, the minimum capital ratios are: (1) common equity tier q capital ratio of 4.5% of risk-weighted assets, (2) a tier 1 capital ratio of 6.0% of risk-weighted assets, (3) a total capital ratio of 8.0% of risk-weighted assets, and (4) a tier 1 capital to average assets ratio of 4.0%. Common equity tier 1 capital generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum common equity tier 1, tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% to risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At June 30, 2016 and September 30, 2015, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2016 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2016 and September 30, 2015 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
June 30, 2016

Total capital (to risk-weighted assets)	$12,542	12.5	% >	$8,054	>	8.0	% >	$10,068	>	10.0%
Tier I capital (to risk-weighted assets)	11,282	11.2	% >	6,041	>	6.0	% >	8,054	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,282	11.2	% >	4,530	>	4.5	% >	6,544	>	6.5%
Tier I capital (to average assets)	11,282	8.3	% >	5,458	>	4.0	% >	6,822	>	5.0%

September 30, 2015

Total capital (to risk-weighted assets)	$12,277	13.5	% >	$7,275	>	8.0	% >	$9,094	>	10.0%
Tier I capital (to risk-weighted assets)	11,136	12.2	% >	5,456	>	6.0	% >	7,275	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,136	12.2	% >	4,092	>	4.5	% >	5,911	>	6.5%
Tier I capital (to average assets)	11,136	8.3	% >	5,357	>	4.0	% >	6,697	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio
June 30, 2016	$12,542	9.2%	$8,291	6.0%
September 30, 2015	12,277	9.2	8,012	6.0

Note 7	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets - Securities available for sale	$1,208	$—	$1,208	$—
September 30, 2015
Assets - Securities available for sale	$2,765	$—	$2,765	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2016 and September 30, 2015 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Loans	$288	$—	$—	$288
Totals	$288	$—	$—	$288
September 30, 2015
Loans	$431	$—	$—	$431
Foreclosed assets	260	—	—	260
Totals	$691	$—	$—	$691

Loans with a carrying amount of $480 and $607 were considered impaired and were written down to their estimated fair value of $288 and $431 as of June 30, 2016 and September 30, 2015, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $192 and $176 during the nine months ended June 30, 2016 and the year ended September 30, 2015, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at June 30, 2016 and September 30, 2015 follow:

	June 30, 2016
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$5,622	$5,622	$—	$—
Other interest-bearing deposits	3,627	—	—	3,630
Securities available for sale	1,208	—	1,208	—
Securities held to maturity	2,478	—	2,555	—
Loans held for sale	201	—	201	—
Loans	114,891	—	—	114,353
Accrued interest receivable	418	418	—	—
Cash value of life insurance	3,371	—	—	3,371
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$111,079	$78,657	$—	$32,473
Advance payments by borrowers for taxes and insurance	522	522	—	—
Federal funds purchased	895	895	—	—
Borrowed funds	12,317	—	—	12,798
Accrued interest payable	59	59	—	—

	September 30, 2015
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$2,533	$2,533	$—	$—
Other interest-bearing deposits	5,011	—	—	5,037
Securities available for sale	2,765	—	2,765	—
Securities held to maturity	2,870	—	2,933	—
Loans held for sale	151	—	151	—
Loans	109,860	—	—	108,713
Accrued interest receivable	395	395	—	—
Cash value of life insurance	3,316	—	—	3,316
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$105,720	$73,160	$—	$32,787
Advance payments by borrowers for taxes and insurance	793	793	—	—
Federal funds purchased	616	616	—	—
Borrowed funds	13,005	—	—	13,475
Accrued interest payable	55	55	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the nine months ended June 30, 2016, 2,158 shares, with an average fair value of $8.98 per share, were committed to be released resulting in ESOP compensation expense of $19 for the nine months ended June 30, 2016. The ESOP shares as of June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016	September 30, 2015
Allocated shares	5,755	2,877
Shares committed to be released and allocated to participants	1,438	2,158
Total unallocated shares	64,742	66,900
Total ESOP shares	71,935	71,935

Note 9	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2016 but prior to the release of these financial statements.

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

Because of these and other risks and uncertainties, including those discussed in our Annual Report on Form 10-K under the heading “Risk Factors,” our actual future results may be materially different from the results indicated by the forward-looking statements in this report, and you should not place undue reliance on such statements.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2016, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. We assessed our operating results during fiscal 2008 through June 30, 2016, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2015, and again at June 30, 2016 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Overview

For the three months ended June 30, 2016, we had net income of $20,000, a $314,000 improvement from the $294,000 net loss for the three months ended June 30, 2015. Operating results improved in net interest income, provision for loan loss, noninterest income, and noninterest expense. Net interest income increased by $47,000 for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, primarily due to loan growth. The provision for loan losses decreased by $25,000 for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, as credit quality continued to improve. Noninterest income increased $91,000 and noninterest expense decreased by $151,000 for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

Total assets increased $4.7 million, or 3.5%, to $138.2 million at June 30, 2016 from $133.5 million at September 30, 2015. Loans, net increased $5.0 million, or 4.6%, to $114.9 million and cash and due from banks increased $3.1 million, or 122.0%, to $5.6 million. The Company had no foreclosed assets at June 30, 2016.

Total deposits increased $5.4 million, or 5.1%, to $111.1 million at June 30, 2016 from $105.7 million at September 30, 2015.

Based on the above and the growth achieved to date, we anticipate additional growth and net income pursuant to our business plan. Assuming the successful execution of our business plan, we anticipate that we will continue to be profitable in upcoming quarters. There are no assurances, however, that we will successfully execute our business plan and be able to continue achieving profitable results.

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

Total assets increased $4.7 million, or 3.5% to $138.2 million at June 30, 2016 from $133.5 million at September 30, 2015. Net loans increased by $5.0 million, cash and cash equivalents increased by $3.1 million, and loans held for sale increased by $50,000, as investments decreased $2.9 million and other interest-earning deposits decreased $1.4 million.

Cash and cash equivalents increased $3.1 million, or 122.0%, to $5.6 million at June 30, 2016.

Other interest-bearing deposits in other financial institutions decreased $1.4 million, or 27.6%, to $3.6 million at June 30, 2016.

Net loans, excluding loans held for sale, increased by $5.0 million, or 4.6%, to $114.9 million at June 30, 2016 from $109.9 million at September 30, 2015. The increase in net loans during the nine months ended June 30, 2016 was primarily the result of a $4.3 million increase in multifamily real estate loans and a $2.1 million increase in one- to four-family residential mortgage loans, partially offset by a $1.1 million decrease in construction loans, and a $273,000 decrease in second mortgage loans on residential real estate.

Loans held for sale increased by $50,000, or 33.1%, to $201,000 from $151,000 at September 30, 2015. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $1.9 million, or 34.6%, to $3.7 million at June 30, 2016. The decrease in investment securities was from calls, sales, and principal payments on mortgage-backed securities. Securities available for sale decreased $1.6 million, while securities held to maturity decreased by $392,000.

Our investment in bank-owned life insurance increased $55,000 to $3.4 million during the nine months ended June 30, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets decreased $260,000 to $0 at June 30, 2016.

Total deposits increased $5.4 million, or 5.1%, to $111.1 million at June 30, 2016 from $105.7 million at September 30, 2015. As part of our strategic plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. Demand deposits increased $3.5 million, or 11.6%, and money market and savings deposits increased $2.0 million, or 4.7%, while time deposits decreased $138,000, during the nine months ended June 30, 2016.

Advance payments by borrowers for taxes and insurance decreased $271,000, or 34.2%, to $522,000 as many of these balances were used to pay 2015 property taxes.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances and federal funds purchased. Federal Home Loan Bank advances decreased by $688,000, or 5.3%, to $12.3 million at June 30, 2016. Overnight federal funds purchased increased $279,000 to $895,000 at June 30, 2016.

Other liabilities decreased $153,000, or 12.3%, to $1.1 million at June 30, 2016.

Total equity increased $128,000, or 1.1%, to $12.3 million at June 30, 2016 from $12.1 million at September 30, 2015. The increase was primarily due to the $135,000 net income for the nine months ended June 30, 2016. Total equity was also impacted by the recognition of $19,000 from the allocation of ESOP shares and a $26,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

General. We recorded net income of $20,000 for the three months ended June 30, 2016, compared to a net loss of $294,000 for the three months ended June 30, 2015. Operating results improved as a result of improvements in net interest income, provision for loan loss, noninterest income, and noninterest expense. Net interest income increased by $47,000 for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015. In addition, the provision for loan losses decreased by $25,000 for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, as credit quality continued to improve. Noninterest income increased $91,000 and noninterest expense decreased by $151,000 for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

Net Interest Income. Net interest income increased $47,000, or 4.8%, to $1.0 million for the three months ended June 30, 2016 from $986,000 for the three months ended June 30, 2015. The increase in net interest income resulted from an increase of $84,000 in interest and dividend income partially offset by an increase of $37,000 in interest expense. The interest income increase was due to growth of $8.8 million in average total interest-bearing assets and the average yield on such assets remained 3.79%. The increase in interest expense was due to a $6.2 million increase in interest bearing liabilities and a 0.10% increase in the cost of such liabilities to 0.57%.

Interest and Dividend Income. Interest and dividend income increased $84,000, or 7.5%, to $1.2 million for the three months ended June 30, 2016 from $1.1 million for the three months ended June 30, 2015. The increase resulted from a $130,000 increase in interest income on loans partially offset by a $46,000 decrease in interest and dividend income on interest-bearing deposits and securities.

Interest income on loans increased $130,000, or 12.5%, to $1.2 million for the quarter ended June 30, 2016 from $1.0 million for the quarter ended June 30, 2015. This increase resulted from a $15.0 million increase in the average balance of loans to $115.4 million and a 9 basis point decrease in the average yield on loans to 4.06% for the quarter ended June 30, 2016 from 4.15% for the quarter ended June 30, 2015.

Interest income on interest-bearing deposits decreased $30,000, or 100.0%, to $0 for the three month period ended June 30, 2016 from $30,000 for the three month period ended June 30, 2015.

Interest and dividend income on investment securities decreased by $16,000 to $24,000, or 40.0%, for the quarter ended June 30, 2016 from $40,000 for the quarter ended June 30, 2015. The decrease was due to a $3.8 million decrease in the average balance of investment securities to $5.1 million for the quarter ended June 30, 2016 and a 7 basis point increase in the average yield on investment securities to 1.87%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased by $37,000, or 29.1%, to $164,000 for the quarter ended June 30, 2016 from $127,000 for the quarter ended June 30, 2015. The increase was due to a $20,000, or 28.6%, increase in the cost of interest-bearing deposits and a $17,000, or 29.8%, increase in the cost of borrowings. At June 30, 2016, our borrowings consisted of $12.3 million of Federal Home Loan Bank of Chicago advances and $895,000 of federal funds purchased.

The $20,000 increase in interest expense from deposits was largely the result of an $18,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $2.3 million for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015, and the average cost of such deposits increased to .96% from .79% for the same periods, respectively.

The cost of borrowings increased $17,000, or 29.8%, to $74,000 for the quarter ended June 30, 2016 from $57,000 for the quarter ended June 30, 2015. The increase was due to a $1.5 million increase in average borrowings and a 0.30% increase in the average cost to 2.37% from 2.07%.

Provision for Loan Losses. We recorded a provision for loan losses of $5,000 for the three months ended June 30, 2016, compared to a provision for loan losses of $30,000 for the three months ended June 30, 2015. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses. As a result of loan growth the allowance for loan losses increased $5,000 in the three months ended June 30, 2016 as the $5,000 provision for loan losses and the $1,000 recoveries on previously charged off loans more than offset loan charge offs totaling $1,000.

Noninterest Income. Noninterest income increased $91,000 to $227,000 for the three months ended June 30, 2016, compared to $136,000 for the three months ended June 30, 2015. The increase was primarily due to a $64,000 increase in mortgage banking income to $84,000, a $16,000 increase in service fees, and a $10,000 increase in other noninterest income to $17,000.

Noninterest Expense. Noninterest expense decreased $151,000, or 10.9%, to $1.2 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The largest component decreases were foreclosed assets expense which decreased $195,000 to $0 and other noninterest expense which decreased $17,000 to $66,000. These decreases and others were partially offset by increases in professional fees of $25,000 to $76,000, data processing and office expense of $25,000 to $246,000, and occupancy and equipment expense of $11,000 to $186,000.

Income Tax Expense. We recorded no income tax expense for the three months ended June 30, 2016 and 2015 and maintain a 100% valuation allowance on our deferred tax asset.

Comparison of Results of Operations for the nine months ended June 30, 2016 and 2015

General. We recorded net income of $135,000 for the nine months ended June 30, 2016, compared to a net loss of $574,000 for the nine months ended June 30, 2015. Net interest income increased by $322,000, noninterest income increased by $133,000, noninterest expense decreased by $179,000, and the provision for loan losses decreased by $75,000 for the nine months ended June 30, 2016.

Net Interest Income. Net interest income increased $322,000, or 11.3%, to $3.2 million for the nine months ended June 30, 2016 from $2.8 million for the nine months ended June 30, 2015. The increase in net interest income resulted from an increase of $447,000 in interest and dividend income, partially offset by an increase of $125,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $447,000, or 14.0%, to $3.6 million for the nine months ended June 30, 2016 from $3.2 million for the nine months ended June 30, 2015. The increase resulted from a $555,000 increase in interest income on loans, partially offset by a $44,000 decrease in interest income on interest-bearing deposits and a $64,000 decrease in interest and dividends on securities.

Interest income on loans increased $555,000, or 18.7%, to $3.5 million for the nine months ended June 30, 2016 from $3.0 million for the nine months ended June 30, 2015. This increase resulted from a $19.5 million increase in the average balance of loans to $114.8 million, partially offset by a 6 basis point decrease in the average yield on loans to 4.10%.

Interest income on interest-bearing deposits decreased $44,000, or 46.8%, to $50,000 for the nine month period ended June 30, 2016 from $94,000 for the nine month period ended June 30, 2015. The decrease resulted from a $2.5 million decrease in the average balance of interest-bearing deposits to $5.4 million and a 37 basis point decrease in the average yield on such deposits to 1.20%.

Interest and dividend income on investment securities decreased $64,000 to $76,000 for the nine months ended June 30, 2016 from $140,000 for the nine months ended June 30, 2015. The decrease was due to an 11 basis point decrease in the average yield on investment securities to 1.83% and a $4.5 million decrease in the average balance of investment securities to $5.0 million.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $125,000, or 34.7%, to $485,000 for the nine months ended June 30, 2016 from $360,000 for the nine months ended June 30, 2015. The increase was due to a $61,000, or 30.3%, increase in the cost of interest-bearing deposits and a $64,000, or 40.3%, increase in the cost of borrowings.

The $61,000 increase in interest expense from deposits was the result of a $61,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $4.8 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, while the average cost of such deposits increased to .92% from .79% for the same periods, respectively.

The cost of borrowings increased $64,000 for the nine month period ended June 30, 2016, as average borrowings increased $4.0 million, which was partially offset by a decrease in the average cost of such borrowings from 2.17% to 2.16%.

Provision for Loan Losses. We recorded a provision for loan losses of $15,000 for the nine months ended June 30, 2016, compared to a provision for loan losses of $90,000 for the nine months ended June 30, 2015. The decrease in the provision for loan losses was primarily due to a reduction in historical loan losses, partially offset by an increase in the balance of loans. The allowance for loan losses increased $14,000 in the nine months ended June 30, 2016 as the $15,000 provision for loan losses and the $4,000 recoveries on previously charged off loans more than offset loan charge offs totaling $5,000.

Noninterest Income. Noninterest income increased $133,000, or 27.1%, to $624,000 for the nine months ended June 30, 2016, compared to $491,000 for the nine months ended June 30, 2015. The increase was primarily due to a $53,000 increase in mortgage banking income to $168,000, a $42,000 increase in service fees to $205,000, and a $47,000 increase in other noninterest income to $72,000, partially offset by decreases totaling $9,000 in net gain on sale of securities, net gain on sale of premises and equipment, rental income and income from cash value of life insurance.

Noninterest Expense. Noninterest expense decreased $179,000, or 4.7%, to $3.6 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The largest component decreases were foreclosed assets, net which decreased $239,000 to $23,000, advertising and promotions which decreased $5,000 to $96,000, examinations and assessments which decreased $5,000 to $93,000, and other noninterest expense which decreased $41,000 to $177,000. These decreases were partially offset by increases of $87,000 in professional fees and $21,000 in data processing and office expense.

Income Tax Expense. We recorded no income tax benefit or expense for the nine months ended June 30, 2016 and 2015 and maintain a 100% valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2016, we had $12.3 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $25.7 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At June 30, 2016, we had no federal funds purchased. We had the ability to borrow $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $6.4 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $5.0 million during the nine months ended June 30, 2016.

Total deposits increased $5.4 million during the nine months ended June 30, 2016. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At June 30, 2016, certificates of deposit scheduled to mature within one year totaled $14.4 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

At June 30, 2016, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of June 30, 2016, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015. The 25 basis point discount rate change on December 17, 2015 was considered in the interest rate risk analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 2015.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standard Update 2016-13, which will be effective for Home Bancorp Wisconsin, Inc. and Home Savings Bank for the first quarter of the fiscal year ending September 30, 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of June 30, 2016 and September 30, 2015, (ii) the Statements of Income for the three and nine months ended June 30, 2016 and 2015, (iii) the Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2016 and 2015, (iv) the Statements of Stockholders’ Equity for the nine months ended June 30, 2016 and 2015, (v) the Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: August 5, 2016	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: August 5, 2016	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer