Form 10-K
period 2016-09-30
Home Bancorp Wisconsin, Inc.
filed 2016-12-28
CIK 1578505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 31, 2016 was $8.0 million.

The number of shares outstanding of the registrant’s common stock as of December 27, 2016 was 899,190.

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

Our primary business activity consists of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans (including both owner-occupied and investor loans), commercial and multi-family real estate loans, home equity loans and lines of credit, and, to a more limited extent, commercial business loans, construction loans and consumer loans (consisting primarily of student loans). At September 30, 2016, $53.1 million, or 44.7%, of our total loan portfolio was comprised of one- to four-family residential real estate loans. Of these loans, $29.2 million were secured by owner-occupied properties and $24.0 million were loans to investors for the purchase and refinance of non owner-occupied one- to four-family residential real estate. At September 30, 2016, $20.8 million, or 17.5%, of our total loan portfolio was comprised of commercial real estate loans, $28.2 million, or 23.7%, of our total loan portfolio was comprised of multi-family residential loans, and $8.6 million, or 7.2%, of our total loan portfolio was comprised of home equity loans and lines of credit.

We also invest in securities, which at September 30, 2016 consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises. A portion of our funds are also held in federally insured certificates of deposits at other financial institutions.

We offer a variety of deposit accounts, including money market accounts, savings accounts, NOW accounts, individual retirement accounts and certificate of deposit accounts. From time to time we have also used borrowings to fund our operations. At September 30, 2016 we had deposits of $112.6 million. At that same date we had borrowings consisting of $12.2 million of advances from the Federal Home Loan Bank of Chicago and $1.3 million of overnight federal funds.

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

Available Information

The Company’s website address is www.home-savings.com. Information on the Company’s website should not be considered a part of this Annual Report.

Market Area

According to the U.S. Census Bureau, between 2000 and 2010 the population and median household income of Dane County have grown faster than in Wisconsin and the United States, and these trends are projected to continue through 2017. Between 2000 and 2010, Dane County’s population increased by 14.4%, compared to 6.0% and 9.7% for Wisconsin and the United States, respectively. Between 2010 and 2017, Dane County, Wisconsin and the United States are projected to increase in population at rates of 7.7%, 3.2% and 4.9%, respectively. Growth in households in Dane County has also outpaced that in Wisconsin and the United States, and is projected to do so through 2017.

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

Based on data from the US Bureau of Labor Statistics, Dane County has been characterized by lower unemployment rates than Wisconsin and the United States. In October 2016, Dane County’s rate of unemployment was 2.7%, the unemployment rate in Wisconsin was 4.1%, and the United States’ unemployment rate decreased to 4.9%.

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

We are a small community savings bank and as of June 30, 2016 (the latest date for which information is available), our market share was 0.79% of total FDIC-insured deposits in Madison, Wisconsin, making us the 16th largest out of 24 such financial institutions in Madison. On that same date, our market share was 10.64% of total FDIC-insured deposits in Stoughton, Wisconsin, making us the 4th largest out of 5 such financial institutions in Stoughton.

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

As part of our efforts to increase our interest income, we have increased, and intend to continue to increase, our origination of short term fixed-rate and adjustable rate commercial real estate loans, multi-family real estate loans and loans to investors for the purchase of non-owner occupied one- to four-family real estate loans (referred to herein as “one- to four-family investment property loans”). In addition, we intend to increase our portfolio of home equity loans and lines of credit.

We have also purchased and sold participations in loans, primarily commercial real estate loans, multi-family real estate loans and construction and development loans. See “—Loan Originations, Participations, Purchases and Sales.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan collateral at the dates indicated, excluding loans held for sale. At September 30, 2016 we had $1.7 million of loans held for sale, compared to $151,000 of loans held for sale at September 30, 2015.

	At September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$29,152	24.51%	$28,487	25.33%
One- to four-family investment property	23,993	20.17%	19,797	17.61%
Commercial	20,845	17.52%	19,595	17.43%
Multi-family	28,196	23.70%	25,224	22.43%
Construction	4,789	4.03%	5,179	4.61%
Home equity loans and lines of credit	8,582	7.21%	9,668	8.60%
Commercial business loans	1,138	0.96%	2,182	1.94%
Consumer loans	2,258	1.90%	2,311	2.05%
Total	118,953	100.00%	112,443	100.00%
Less:
Net deferred loan expenses	91		51
Undisbursed loan proceeds	686		1,054
Allowance for loan losses	1,502		1,478
Total loans	$116,674		$109,860

Loan Portfolio Maturities. The following tables set forth the contractual maturities of our loan portfolio at September 30, 2016, excluding loans held for sale. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

September 30, 2016	One- to Four- Family Residential Real Estate (1)	Commercial Real Estate	Multi- Family Real Estate	Construction
	(In thousands)
Amounts due in:
One year or less	$1,062	$3,899	$892	$4,657
More than one to two years	3,354	1,990	2,230	75
More than two to three years	1,509	10,298	3,968	—
More than three to five years	11,188	3,933	11,763	57
More than five to ten years	6,526	725	8,319	—
More than ten to 15 years	793	—	708	—
More than 15 years	28,713	—	316	—
Total	$53,145	$20,845	$28,196	$4,789

September 30, 2016	Home Equity Loans and Lines of Credit	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$3,617	$400	$785	$15,312
More than one to two years	999	193	37	8,878
More than two to three years	618	36	38	16,467
More than three to five years	2,932	509	195	30,577
More than five to ten years	303	—	1,134	17,007
More than ten to 15 years	—	—	—	1,501
More than 15 years	113	—	69	29,211
Total	$8,582	$1,138	$2,258	$118,953

(1)	Includes one- to four-family investment property loans.

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth our fixed and adjustable-rate loans at September 30, 2016 that are contractually due after September 30, 2017, excluding loans held for sale.

	Due After September 30, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$3,807	$25,317	$29,123
One- to four-family investment properties	18,801	4,159	22,960
Commercial	16,945	—	16,945
Multi-family	20,404	6,900	27,304
Construction	132	—	132
Home equity loans and lines of credit	2,099	2,866	4,965
Commercial business loans	736	2	738
Consumer loans	322	1,151	1,473
Total loans	$63,246	$40,395	$103,641

One- to Four-Family Residential Real Estate Lending. As of September 30, 2016, $29.2 million, or 24.5% of our total loans, consisted of residential mortgage loans secured by owner-occupied one- to four-family properties. We also make loans to investors for the purchase and refinance of one- to four-family residential properties that are not owner-occupied, which are described below under “One- to Four-Family Investment Property Loans”.

We sell a portion of our conforming one- to four-family mortgage loans with terms of 15 years or more in the secondary market. We determine the amount of such loans that we sell based on interest rate risk and balance sheet considerations. During recent years, we have sold substantially all of such loans, although, depending on market conditions, we may not do so in the future. During the fiscal years ended September 30, 2016 and 2015, we sold $14.7 million and $9.6 million of the owner-occupied one- to four-family mortgage loans that we originated, respectively.

Generally, one- to four-family residential mortgage loans secured by owner-occupied properties are originated in amounts up to 95% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. On occasion, borrowers have combined a first mortgage loan and home equity loan with a combined loan-to-value ratio of up to 90% to avoid the need for private mortgage insurance. Fixed-rate one- to four-family mortgage loans generally are originated for terms of 15 to 30 years. Generally, all fixed-rate residential mortgage loans are underwritten according to secondary market policies and procedures so that we may sell the loans in the secondary market consistent with our asset-liability management and portfolio needs.

We also offer adjustable-rate mortgage loans for owner-occupied one- to four-family properties. These loans are generally nonconforming, including loans for amounts above the lending limit for conforming loans (“jumbo loans”). Our typical adjustable rate loan for owner-occupied one- to four-family mortgage loan has a competitive initial rate that typically resets at an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1, 3 or 10 years), with a maximum rate adjustment of 2% per adjustment, and a lifetime maximum adjustment of 6% above the initial rate. Our owner occupied adjustable rate loans do not have a floor. Our adjustable-rate mortgage loans amortize over terms of up to 30 years. During the fiscal years ended September 30, 2016 and 2015, $5.3 million and $8.4 million of the owner-occupied one- to four-family mortgage loans that we originated had adjustable rates, respectively.

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

One- to Four-Family Investment Property Loans. We originate loans on one- to four-family investment properties. The subject properties are non-owner occupied and generally under a business name or in the name of an individual who owns more investment property than what is allowed under guidelines set by government-sponsored enterprises. At September 30, 2016, one- to four-family investment property loans totaled $24.0 million, or 20.2% of total loans, compared to $19.8 million, or 17.6% of total loans at September 30, 2015. We intend to continue to prudently increase such loans. Our real estate underwriting policies provide that such loans may be made in amounts of up to 80% of the appraised value of the property. Our one- to four-family investment property loans are generally fixed rate balloons or adjustable rate loans. Adjustable rate loans have a competitive initial rate that typically reset to an applicable margin over the 1 year treasury index after 5 years (some loans reset after 1, 3, or 10 years), with a maximum rate adjustment of 2% per adjustment, and a lifetime maximum adjustment of 6-8% above the initial rate. Our adjustable rate one- to four-family investment property loans generally also have a floor, which currently is about 4%. Adjustable rate loans may have terms from 10-30 years, and are fully amortizing. Our fixed rate balloon loans for one- to four-family investment property typically have five year terms and amortize over 30 years.

We generally target one- to four-family investment property loans with balances up to $750,000. At September 30, 2016, our average one- to four-family investment property had a balance of $192,000. Virtually all of our one- to four-family investment property loans are secured by properties located in our primary lending area, which we define as Dane County, Wisconsin and contiguous counties.

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

A borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require borrowers receiving one- to four-family investment property loans to provide annually updated financial statements and federal tax returns, as we do of individual principals on our commercial real estate loans. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a rent roll and copies of leases, as applicable. The largest one- to four-family investment property loan in our portfolio at September 30, 2016 was an $838,000 loan collateralized by a three unit property located in Madison, Wisconsin. This loan was performing according to its terms at September 30, 2016.

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

Commercial and Multi-Family Real Estate Lending. We offer commercial real estate and multi-family real estate loans, which provide us the opportunity to enhance the yield and reduce the term to maturity of our loan portfolio. At September 30, 2016, we had $20.8 million in commercial real estate loans, representing 17.5% of our total loan portfolio, and $28.2 million in multi-family real estate loans, representing 23.7% of our total loan portfolio. We intend to continue to prudently increase our current level of commercial and multi-family real estate loans, subject to future economic, market and regulatory conditions.

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

At September 30, 2016, our regulatory loans-to-one borrower limit was $2.3 million, and we currently target commercial real estate and multi-family real estate loans with balances of up to $2.0 million. At September 30, 2016, our average commercial real estate loan had a balance of $453,000. At that same date, our largest commercial real estate loan totaled $2.0 million and was performing in accordance with its terms. In addition to this loan, at September 30, 2016, the same borrower had provided guarantees for an additional $4.3 million of loans from Home Savings Bank. At September 30, 2016, our average multi-family real estate loan had a balance of $641,000. At that same date, our largest multi-family real estate loan totaled $2.3 million and was performing in accordance with its repayment terms.

Home Equity Loans and Lines of Credit. We offer home equity loans and home equity lines of credit secured by owner-occupied one- to four-family residences. We intend to increase our portfolio of home equity loans and lines of credit by expanding balances on current low and no balance loans and lines of credit, as well as offering new home improvement loans to homeowners who are deferring new home purchases. At September 30, 2016, outstanding home equity loans and equity lines of credit totaled $8.6 million, or 7.2% of total loans outstanding. At September 30, 2016, commitments to extend credit for home equity lines of credit totaled $16.5 million of which $6.2 million were outstanding loans. The underwriting standards utilized for home equity loans and home equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan, and the value of the collateral securing the loan. Home equity loans are offered with fixed rates of interest with terms up to 5 years. Loan-to-value ratios are generally limited to 80% when combined with the first security lien, if applicable. Our home equity lines of credit have five-year terms and adjustable rates of interest which are indexed to prime rate as published in the Wall Street Journal. Home equity lines of credit have a maximum interest rate of 18%, and no minimum interest rate. The average outstanding home equity loan balance was $19,000 at September 30, 2016, with the largest outstanding balance at that date of $390,000.

Construction and Land Loans. We originate construction loans to individuals and contractors for the construction of one- to four-family residential properties and, from time to time, commercial real estate and multi-family residential properties. We have also originated and participated in loans for construction and land development, although we do not intend to emphasize these loans in the near future. At September 30, 2016, $4.8 million, or 4.0%, of our total loan portfolio, consisted of construction and land loans, substantially all of which were secured by one- to four-family residential real estate. At September 30, 2016, the unadvanced portion of such loans totaled $1.9 million.

Our construction mortgage loans generally provide for the payment of interest only during the construction phase, which is typically up to 12 months. At the end of the construction phase, the construction loan converts to a longer term permanent mortgage loan. Construction loans can be made with a maximum loan-to-value ratio of 80%, although the permanent loan may be for a maximum loan-to-value ratio of 95%, provided that the borrower obtains private mortgage insurance if the loan-to-value ratio exceeds 80%. The average outstanding construction loan balance totaled $479,000 on September 30, 2016, with the largest outstanding balance at $1.7 million.

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

Commercial Business Loans. We originate commercial non-mortgage business (term) loans and adjustable lines of credit. At September 30, 2016, we had $1.1 million of commercial business loans outstanding, representing 1.0% of our total loan portfolio. At that date, we also had $1.7 million of unfunded commitments on such loans, which included letters of credit totaling $106,000. These loans are generally originated to small- and medium-sized companies in our primary lending market. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment and inventory, accounts receivable or stock.

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

At September 30, 2016, our largest commercial business loan outstanding was for $155,000 and was secured by business inventory. At September 30, 2016, this loan was performing in accordance with its terms.

Consumer Loans. To a lesser extent, we also offer a variety of other consumer loans to individuals who reside or work in our market area, the majority of which are student loans or loans secured by passbook savings accounts and other collateral. At September 30, 2016, consumer loans totaled $2.3 million, or 1.9% of our loan portfolio. Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Consumer loans generally have greater risk compared to loans secured by one- to four-family residential real estate loans.

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

The following table shows our loan origination, purchases and repayment activities for the years indicated.

	Years Ended September 30,
	2016	2015
	(In thousands)
Total gross loans at beginning of year (1)	$112,594	$86,655
Loans originated:
Real estate loans:
One- to four-family residential	21,892	18,432
One- to four-family investment property	7,070	7,153
Commercial	7,145	11,314
Multi-family	6,232	16,185
Construction	2,979	2,832
Home equity loans and lines of credit	1,422	1,557
Commercial business loans	785	2,368
Consumer loans	486	158
Total loans originated	48,011	59,999

Loans purchased:
Real estate loans:
One- to four-family residential	—	—
One- to four-family investment property	—	—
Commercial	—	1,008
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total loans purchased	—	1,008

Loans sold:
Real estate loans:
One- to four-family residential	(14,737)	(9,614)
One- to four-family investment property	—	—
Commercial	—	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	—
Commercial business loans	—	—
Consumer loans	—	—
Total loans sold	(14,737)	(9,614)
Principal repayments and charge-offs	(25,194)	(25,454)
Net loan activity	85,080	25,939
Total gross loans at end of year (1)	$120,674	$112,594

(1)	Includes loans held for sale.

Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of Home Savings Bank’s capital. This limit may be increased to 50% of capital for loans secured by certain secured liabilities. At September 30, 2016, our largest loan was a multifamily real estate loan for $2.3 million. At September 30, 2016, the largest lending guarantor provided guarantees to the Bank on multiple loans totaling $6.3 million. At September 30, 2016, all of such loans were performing in accordance with the original terms.

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

Delinquent Loans. The following table sets forth certain information regarding delinquencies in our loan portfolio.

	At September 30,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$—	$546	$178	$—	$487	$—
One- to four-family investment property loans	—	—	—	—	—	—
Commercial	—	—	—	—	—	62
Multi-family	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity loans and lines of credit	20	25	16	46	—	16
Commercial business loans	—	—	130	—	—	80
Consumer loans	7	—	—	3	—	8
Total	$27	$571	$324	$49	$487	$166

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$178	$—
One- to four-family investment property loans	—	—
Commercial	—	62
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	16	16
Commercial business loans	130	80
Consumer loans	—	8
Total non-accrual loans	324	166
Accruing loans past due 90 days or more	—	—
Total of nonaccrual loans and accruing loans 90 days or more past due	324	166
Real estate owned:
One- to four-family	—	—
Commercial	—	260
Multi-family	—	—
Other	—	—
Total real estate owned	—	260
Other non-performing assets	—	—
Total non-performing assets	324	426
Accruing troubled debt restructurings	707	748
Total non-performing assets and performing troubled debt restructurings	$1,031	$1,174
Total non-performing loans to total loans (1)	0.27%	0.15%
Total non-performing assets to total assets	0.23%	0.32%
Total non-performing assets and accruing troubled debt restructurings to total assets	0.73%	0.88%
Total loans (1)	$118,953	$112,443
Total assets	$140,502	$133,526

(1)	Total loans means gross loans excluding loans held for sale.

For the years ended September 30, 2016 and 2015, gross interest income that would have been recorded had our non-accruing loans, including non-accruing troubled debt restructurings, been current in accordance with their original terms equaled $10,000 and $24,000, respectively. Interest income recognized on such loans for the years ended September 30, 2016 and 2015 equaled $8,000 and $1,000, respectively. Accruing troubled debt restructurings consist of three one-to four-family residential mortgage loans totaling $491,000, one commercial real estate loan of $61,000, and one commercial business loan of $155,000. For the years ended September 30, 2016 and 2015, gross interest income that would have been recorded had our accruing troubled debt restructurings been current in accordance with their original terms equaled $28,000 and $27,000, respectively. All of such interest income was recognized on such troubled debt restructurings for such periods.

At September 30, 2016, non-accrual loans consisted of six loans to six borrowers. Two loans totaling $130,000 are commercial business loans and are secured by business assets. One loan for $16,000 is secured by a second mortgage on one-to four-family residential real estate. Two loans, totaling $178,000, are secured by one-to four-family residential real estate. One loan, for less than $1,000, is an unsecured consumer loan. At September 30, 2015, non-accrual loans consisted of six loans to six borrowers. One loan for $62,000 is secured by commercial real estate. One loan for $80,000 is a commercial business loan and is secured by business assets. One loan for $16,000 is secured by a second mortgage on one-to-four-family residential real estate. Three loans, totaling $8,000, are unsecured consumer loans.

At September 30, 2016, we had seven troubled debt restructurings totaling $878,000, all of which were performing under their restructured terms, except two loans; one commercial business loan for $80,000 that is 973 days past due and one one-to four-family residential real estate loan for $90,000 that is 60 days past due. These loans included one $75,000 construction loan, two loans totaling $236,000 secured by business assets, three loans, totaling $506,000, secured by residential real estate properties, and one $61,000 loan secured by commercial real estate. At September 30, 2015, we had seven troubled debt restructurings totaling $890,000, all of which were performing under their restructured terms, except two loans; one for $80,000 that is 607 days past due and one for $62,000 that is 386 days past due. These loans included one $77,000 residential construction loan, one $80,000 business loan secured by business assets, three loans, totaling $513,000, secured by residential real estate properties, and one $62,000 loan secured by commercial real estate and one $158,000 loan secured by business assets.

Classified Assets. Federal and state regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal and state examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Home Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification Topic 310, “Receivables.”

The following table sets forth our amounts of classified assets and assets designated as special mention as of September 30, 2016 and 2015. The classified assets total at September 30, 2016 and 2015 includes nonperforming assets of $277,000 and $426,000 million, respectively.

	At September 30,
	2016	2015
	(In thousands)
Classified assets:
Substandard	$2,041	$1,532
Doubtful	—	—
Loss	—	—
Total classified assets	$2,041	$1,532
Special mention	$771	$1,735

Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At September 30, 2016, we had no potential problem loans that are not accounted for above under “—Classified Assets.”

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

We recorded a $24,000 provision for loan losses for the year ended September 30, 2016, and a $105,000 provision for loan losses for the year ended September 30, 2015. The allowance for loan losses was $1.5 million, or 1.3% of total loans, at September 30, 2016, compared to $1.5 million, or 1.3% of total loans, at September 30, 2015.

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

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$1,478	$1,403
Provision for loan losses	24	105
Charge offs:
Real estate loans:
One- to four-family residential (1)	—	—
Commercial	—	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	—	21
Commercial business loans	—	—
Consumer loans	5	16
Total charge-offs	5	37

Recoveries:
Real estate loans:
One- to four-family residential (1)	—	—
Commercial	—	—
Multi-family	—	—
Construction	—	—
Home equity loans and lines of credit	1	2
Commercial business loans	—	—
Consumer loans	4	5
Total recoveries	5	7
Net charge-offs	—	(30)
Allowance at end of year	$1,502	$1,478
Allowance to non-performing loans (2)	463.58%	890.36%
Allowance to total loans outstanding at the end of the period (3)	1.24%	1.31%
Net charge-offs to average loans outstanding during the year	0.00%	0.03%

(1)	Includes one- to four-family investment property loans.
(2)	Excludes accruing troubled debt restructurings.
(3)	Includes loans held for sale.

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

	At September 30,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$409	44.68%	$334	42.94%
Commercial	372	17.52	463	17.43
Multi-family	225	23.70	164	22.43
Construction	73	4.03	126	4.61
Home equity loans and lines of credit	141	7.21	188	8.60
Consumer loans	15	1.90	26	1.94
Commercial business loans	267	0.96	177	2.05
Total	$1,502	100.00%	$1,478	100.00%

(1)	Includes one- to four-family investment property loans.

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

At September 30, 2016, our investment portfolio consisted of U.S. agency securities. At that same date, we also owned $646,000 in Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to hold stock in the Federal Home Loan Bank of Chicago. At September 30, 2016, we had no investments in a single company or entity (other than agencies of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding common stock we hold in the Federal Home Loan Bank of Chicago) at the dates indicated.

	At September 30,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. agency securities	$1,116	$1,119	$2,738	$2,765

	At September 30,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Securities held-to-maturity:
U.S. agency securities	$2,340	$2,411	$2,870	$2,933

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
U.S. agency securities	$—	—%	$—	—%	$—	—%	$1,116	1.36%	$1,116	$1,119	1.36%

Securities held-to-maturity:
U.S. agency securities	$—	—%	$—	—%	$542	2.11%	$1,798	2.47%	$2,340	$2,411	2.38%

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

Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At September 30, 2016, $32.6 million, or 29.0% of our total deposit accounts were certificates of deposit, of which $13.0 million had maturities of one year or less.

The following table sets forth the distribution of our average deposit accounts, by account type, for the years indicated.

	For the Year Ended September 30,
	2016		2015
	Average Balance	Percent	Average Balance	Percent
	(Dollars in thousands)
Demand	$33,257	30.05%	$30,396	29.55%
Money market	29,112	26.31	29,556	28.74
Savings	16,227	14.39	14,418	14.02
Certificates of deposit	32,364	29.25	28,476	27.69
Total	$110,658	100.00%	$100,093	100.00%

As of September 30, 2016, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $17.2 million. The following table sets forth the maturity of these certificates as of September 30, 2016.

At September 30, 2016
(In thousands)
Maturity Period:
Three months or less	$2,530
Over three through six months	2,477
Over six through twelve months	5,984
Over twelve months	6,219
Total	$17,210

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

			At September 30,
			2016	2015
			(In thousands)
Interest Rate:
	Less than 1%		$13,772	$18,321
1.00%	-	1.99%	17,885	12,795
2.00%	-	2.99%	957	1,444
3.00%	-	3.99%	—	—
4.00%	-	4.99%	—	—
	Total		$32,614	$32,560

The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

			At September 30, 2016
			Period to Maturity
			One Year or Less	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)
Interest Rate:
	Less than 1%		$11,495	$1,760	$254	$264	$13,772	42.23%
1.00%	-	1.99%	1.257	6,290	3,898	6,440	17,885	54.84
2.00%	-	2.99%	258	90	105	503	957	2.93
3.00%	-	3.99%	—	—	—	—	—	—
4.00%	-	4.99%	—	—	—	—	—	—
	Total		$13,010	$8,140	$4,257	$7,207	$32,614	100.00%

Borrowings. As a member of the Federal Home Loan Bank of Chicago, Home Savings Bank is eligible to obtain advances upon the security of the Federal Home Loan Bank common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. Federal Home Loan Bank advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At September 30, 2016, the Bank’s available and unused portion of Federal Home Loan Bank advances totaled $5.1 million. At September 30, 2016, we borrowed $1.3 million of our maximum $1.8 million of overnight federal funds through the Bankers’ Bank of Wisconsin. In addition, we have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	Year Ended September 30,
	2016	2015
	(Dollars in thousands)
Average amount outstanding during the year	$12,814	$9,702
Weighted average interest rate during the year	2.30%	2.28%
Maximum amount outstanding at any month end	$14,944	$16,213
Balance outstanding at end of year	$12,223	$13,005
Weighted average interest rate at end of year	2.39%	2.22%

Employees

As of September 30, 2016, we had 36 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Home Savings Bank has one inactive subsidiary, Home Agency, Inc.

REGULATION AND SUPERVISION

General

Home Savings Bank is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of Home Savings Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and Home Savings Bank is prohibited from engaging in any operations not authorized by such laws and regulations. Home Savings Bank is subject to extensive regulation, supervision and examination by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”) and by the Federal Deposit Insurance Corporation (“FDIC”). This regulation, supervision and examination establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Home Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), governing reserves to be maintained against deposits and other matters. Home Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the eleven regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; assess the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of regulatory assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Home Savings Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

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

Any change in applicable laws or regulations, whether by the WDFI, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Home Bancorp Wisconsin and Home Savings Bank.

Set forth below is a brief description of material regulatory requirements that are, or will be, applicable to Home Savings Bank and Home Bancorp Wisconsin. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Home Savings Bank and Home Bancorp Wisconsin.

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

Universal banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Investments in investment securities may be made up to 100% of capital, with a limit of 20% of capital on investments in securities issued by a single obligor. A universal bank may invest in equity securities up to 20% of capital, or more if approved by the Wisconsin Department of Financial Institutions. Universal banks are also permitted to engage, directly or indirectly through a subsidiary, in activities that are reasonably or incident to the purposes of the universal bank. Subject to prior approval of the WDFI, compliance with capital requirements and certain other restrictions, universal banks may invest in residential housing development projects. Universal banks may also invest in service corporations or certain other subsidiaries without limit.

Wisconsin Loans to One Borrower Limit. Generally, a Wisconsin universal bank, like Home Savings Bank, may not make a loan or extend credit to a single or related group of borrowers in excess of 20% of bank capital. As of September 30, 2016 and 2015 Home Savings Bank was in compliance with such loans-to-one-borrower limitations.

Federal Law and Regulation. FDIC regulations also govern the activity and investments of Home Savings Bank and, notwithstanding Wisconsin law and regulations, FDIC regulations generally limit Home Savings Bank’s equity investments to those that are permissible for national banks and their subsidiaries. Under FDIC regulations, Home Savings Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC insurance fund. The current activities of Home Savings Bank and its subsidiary are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of Home Savings Bank, such as Home Bancorp Wisconsin, are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See “—Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulation. Wisconsin law and regulations issued by the WDFI impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

Federal Law and Regulation. The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as Home Savings Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and loan documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

Deposit Insurance

Wisconsin Law and Regulation. Under Wisconsin law, Home Savings Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of Home Savings Bank are insured up to the applicable limits by the FDIC.

Federal Law and Regulation. Home Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Home Savings Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000.

The FDIC imposes an assessment against all depository institutions. An institution’s assessment rate depends upon the supervisory category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC’s current system represents a change, required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), from its prior practice of basing the assessment on an institution’s aggregate deposits. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Home Savings Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance. In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2016, the annualized FICO assessment is 56 basis points of total assets less tangible capital.

Capitalization

Wisconsin Law and Regulation. Wisconsin savings banks are required to maintain a minimum capital to assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the WDFI determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the WDFI may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the WDFI may direct the savings bank to adhere to a specific written plan established by the WDFI to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the declaration of dividends. At September 30, 2016, Home Savings Bank’s capital to assets ratio, as calculated under Wisconsin law, was 9.0%.

Federal Law and Regulation. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities).   Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in from 0.625% of risk-weighted assets beginning on January 1, 2016 to 2.5% of risk-weighted assets at January 1, 2019.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank's exposure to interest rate risk.  The FDIC has the authority to establish higher capital requirements for individual institutions if deemed necessary due to a determination that an institution's capital level is, or is likely to become, inadequate in light of particular circumstances.

Safety and Soundness Standards

Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the statute establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leveraged capital ratio of 4.0% or more and a common equity Tier 1 ratio of 4.5% or more, and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0% and a Tier 1 risk-based capital ratio that is less than 4.0% or a common equity Tier 1 ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At September 30, 2016, Home Savings Bank’s capital levels exceeded the levels required to be considered well-capitalized.

Dividends

Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirement may declare dividends on capital stock to its parent holding company based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year, in the case of annual dividends, has been transferred to paid-in surplus. In addition, prior WDFI approval is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under WDFI regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.

The FDIC has the authority to prohibit Home Savings Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of Home Savings Bank. Institutions may not pay dividends if they would be “undercapitalized” following payment of the dividend within the meaning of the prompt corrective action regulations.

Liquidity and Reserves

Wisconsin Law and Regulation. Under WDFI regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the WDFI, but generally ranges from 4% to 15% of the saving bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At September 30, 2016, Home Savings Bank’s Required Liquidity Ratio was 11.77%, and Home Savings Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by Wisconsin savings banks must consist of “primary liquid assets,” which are defined to include securities issued by the United States government and United States government agencies. At September 30, 2016, Home Savings Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, Home Savings Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including Home Savings Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For calendar 2016, a depository institution is required to maintain average daily reserves equal to 3% on the first $110.2 million of transaction accounts, plus 10% of that portion of total transaction accounts in excess of $110.2 million. For calendar 2016, the first $15.2 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve Board. Savings institutions have authority to borrow from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve. As of September 30, 2016, Home Savings Bank met its Regulation D reserve requirements.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulation. Under Wisconsin law, Home Savings Bank may not make a loan to a person owning 10% or more of its stock, an affiliated person, agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as approved by the WDFI and regulations of the FDIC. In addition, unless the prior approval of the WDFI is obtained, Home Savings Bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

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

An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with Home Savings Bank. A subsidiary of a bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of Home Savings Bank for the purposes of Sections 23A and 23B; however, the FDIC has the discretion to treat subsidiaries of a bank as affiliates on a case-by-case basis. Sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The statutory sections also require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans and other extensions of credit by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, any covered transaction by Home Savings Bank with an affiliate and any purchase of assets or services by Home Savings Bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to Home Savings Bank as those that would be provided to a non-affiliate.

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

Examinations and Assessments

Home Savings Bank is required to file periodic reports with and is subject to periodic examinations by the WDFI and FDIC. Federal regulations require annual on-site examinations for all depository institutions, except certain well-capitalized and highly rated institutions with assets of less than $1.0 billion, which are generally examined every 18 months. Federal law also requires Home Savings Bank to pay examination fees and annual assessments to fund its supervision. Home Savings Bank paid an aggregate of $100,000 in assessments for the fiscal year ended September 30, 2016. A savings bank may be placed in receivership or conservatorship in certain circumstances, such as where the institution is determined to be an unsafe or unsound condition to transact business or where its capital has been impaired.

Enforcement

The WDFI and the FDIC have extensive enforcement authority over savings banks, including Home Savings Bank. This enforcement authority may include, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

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

Community Reinvestment Act

Under the Community Reinvestment Act, Home Savings Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the FDIC in connection with its examination of Home Savings Bank, to assess its record of meeting the credit needs of its community and to take that record into account in its evaluation of certain applications by Home Savings Bank. For example, the regulations specify that a bank’s Community Reinvestment Act performance will be considered in its expansion (e.g., branching) proposals and may be the basis for approving, denying or conditioning the approval of an application. As of the date of its most recent regulatory examination, Home Savings Bank was rated “outstanding” with respect to its Community Reinvestment Act compliance.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of eleven Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Board. The designated duties of the Federal Housing Finance Board are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

Home Savings Bank, as a member of the Federal Home Loan Bank of Chicago, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago in specified amounts. Home Savings Bank is in compliance with this requirement with an investment in Federal Home Loan Bank of Chicago stock of $646,000 at September 30, 2016.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Board and the board of directors of the Federal Home Loan Bank of Chicago. At September 30, 2016, Home Savings Bank had $12.2 million in advances from the Federal Home Loan Bank of Chicago.

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

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) has resulted in significant changes in the regulation of insured depository institution. The Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau has assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. Institutions of less than $10 billion in assets, however, such as Home Savings Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their prudential regulators rather than the Consumer Financial Protection Bureau.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Home Bancorp Wisconsin unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a bank holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Home Bancorp Wisconsin, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Although we were profitable in 2016, we incurred net losses in six of our last eight fiscal years, and we may not achieve the profitability from our business strategies in the timeframe we expect, or at all.

For the fiscal year ended September 30, 2016, we had net income of $209,000. However, during the years ended September 30, 2015, 2014, 2013, 2011, 2010 and 2009, we had net losses of $679,000, $1.2 million, $2.7 million, $877,000, $673,000 and $439,000, respectively. We may not be able to sustain the profitability we reached in fiscal 2016.

The primary reasons for our net losses in the fiscal years prior to 2013 were increases in our provision for loan losses and loans charged off, as well as an increase in noninterest expenses. We also experienced a decrease in net interest income through 2013 as we continued to reduce our interest earning assets due to regulatory capital concerns. However, our noninterest income has remained significantly lower than in the years prior to fiscal 2013. Our results of operations will be negatively impacted unless we can continue to increase our net interest income and increase our noninterest income. Although we have been successful at lowering our noninterest expenses during recent years, we believe we have reduced such expenses as much as we can in the current environment without impairing our competitiveness and our ability to maintain regulatory compliance.

To continue to improve our results of operations, we must continue to grow our earnings base, especially our higher yielding loans, while keeping our noninterest expenses as low as feasible. Although the capital raised in our mutual-to-stock conversion in April 2014 helped support this effort, additional expenses incurred in connection with the conversion have been incurred and some of these expenses will continue to be incurred. These additional expenses include costs related to operating as a public company, increased compensation expenses associated with our employee stock ownership plan and our stock-based benefit plan approved by shareholders.

Based on the above, we believe that we can only continue to improve our results of operations if we can continue to grow pursuant to our business plan. We may be unsuccessful, however, in executing on our business plan and may not be able to increase our profitability in the timeframe we expect, or at all. A number of factors may inhibit us from executing on our business plan or impair our ability to increase our profitability as expected, or at all, including adverse economic conditions, the level of competition from other financial institutions, adverse changes in the interest rate environment and the securities markets and other risks and uncertainties outlined in this “Risk Factors” section.

We have recently increased, and plan to continue to increase, our portfolio of residential mortgage loans secured by multi-family properties and non-owner occupied one- to four-family properties, which increase our credit risk. Since 2013 we have emphasized the origination of loans secured by multi-family properties and non-owner occupied one- to four-family properties (which we refer to as “one- to four-family investment property loans”). Our portfolio of multi-family residential loans and one- to four-family investment property loans has increased from $16.7 million, or 20.1% of total loans, at September 30, 2012, to $52.2 million, or 43.9% of total loans, at September 30, 2016. We intend to continue to emphasize these loans, as well as commercial real estate loans, in the future. Our one- to four-family investment property loans are underwritten and priced in accordance with our commercial real estate standards. These loans, and our commercial real estate loans and multi-family residential real estate loans, generally have more credit risk than owner-occupied one- to four-family residential loans. This is because repayment of such loans often depends primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner-occupied properties can be below that of owner-occupied properties due to lax property maintenance standards, which can have a negative impact on the value of the collateral properties. In addition, our commercial real estate and non owner-occupied residential properties generally involve larger principal amounts and a greater degree of risk, including concentration risk, than owner-occupied one- to four-family residential mortgage loans. For example, at September 30, 2016, the largest loan in our largest lending relationship was a commercial real estate loan for $2.0 million. In addition to this loan, at September 30, 2016, the same borrower had provided guarantees for an additional $4.3 million of loans from Home Savings Bank. This concentration of loans to, or guaranteed by, one borrower increases our risk of incurring a large loss compared to the extension of the same amount of credit to several unrelated borrowers.

As a result of the above, a continued increase in multi-family residential real estate loans, one- to four-family investment property loans and commercial real estate loans will expose us to a greater risk of nonpayment and loss then loans secured by owner-occupied properties.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. At September 30, 2016, we had $140.5 million of total assets, including $116.7 million of loans, net of the allowance for loan losses, and $3.5 million of investment securities. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our small size also means that we are not always able to offer new products and services as quickly as our competitors, and our lack of earnings makes it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base makes it relatively more difficult to generate meaningful noninterest income from other activities such as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

To improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.” However, our profitability depends upon the growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will remain profitable. We may be unsuccessful, however, in executing on our business plan and may not be able to continue to be profitable or increase our profitability.

Future changes in market interest rates may hurt our net interest income and operating results.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our net interest income and profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which would also negatively impact our interest income.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk.”

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

Additionally, in recent years we have increased our portfolios of multi-family residential loans and one- to four-family investment property loans, and our business strategy calls for continued emphasis on these loans. The unseasoned nature of these loans increases the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services

We are dependent upon the services of the members of our senior management team who direct our strategy and operations. We have benefited from consistency within our senior management team. Members of our senior management team, or commercial lending specialists, who possess expertise in our markets and key business relationships, could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies and resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Home Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The new legislation also gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors. We expect that such rules would make it more difficult for us to sell loans into the secondary market. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations has already resulted in some additional costs.

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

We are subject to stringent capital requirements, which may adversely impact our return on equity or limit our ability to pay dividends or repurchase shares in the future.

The federal banking agencies have adopted a final rule implementing the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act. The final rule includes minimum risk-based capital and leverage ratios, which were effective for us on January 1, 2015, and refines the definition of what constitutes “capital” for calculating these ratios.

The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank has elected to opt out of the requirement under the final rule to include certain “available-for-sale” securities holdings for calculating its regulatory capital requirements. The final rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements likely will result in lower returns on equity, and could result in regulatory actions if we are unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, change our business models, and/or increase our holdings of liquid assets. The implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in changes to our business strategy, and could limit our ability to make distributions, including paying dividends or repurchasing our shares. See “Supervision and Regulation—Federal Bank Regulation—Capital Requirements.”

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

We face significant operational risks because the nature of the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable assets of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.

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

The concentration of our loan portfolio in loans secured by residential and commercial real estate properties located in the Madison, Wisconsin metropolitan area could materially adversely affect our financial condition and results of operations if general economic conditions or real estate values in this area decline.

Unlike larger banks that are more geographically diversified, our loan portfolio consists primarily of real estate loans secured by commercial and residential real estate properties located in the Madison, Wisconsin metropolitan area. A decline in local economic conditions in Madison, Wisconsin could have a significant negative impact on the volume of loan originations and the quality of our loans, the amount of funds available for deposit, the ability of borrowers to repay loans, and the value of collateral securing loans. A considerable decline in the general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and could negatively affect our financial condition and results of operations.

Increased interest rates and changes in secondary mortgage market conditions could prevent us from increasing our earnings from mortgage banking operations.

Our mortgage banking operations have historically provided a significant portion of our non-interest income. Our mortgage banking income varies with movements in interest rates, and during the last few years we have been unable to originate loans in the same volume as we have in prior years. In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for residential mortgage loans and increased investor yield requirements for these loans. These conditions may fluctuate or worsen in the future, which would also prevent us from increasing our income from mortgage banking operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of September 30, 2016, the net book value of Home Savings Bank’s real properties was $4.9 million. The following table sets forth information regarding the Bank’s offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:

3762 East Washington Avenue Madison, Wisconsin 53704	Owned	2004	$2,895

Other Branch Offices:

2 South Carroll Street Madison, Wisconsin 53703	Leased(1)	2011	84

7701 Mineral Point Road Madison, Wisconsin 53717	Owned	1989	1,761

400 West Main Street Stoughton, Wisconsin 53589	Owned	1976	158

(1)	Lease was renewed in December 2016 and curently expires December 31, 2021, with a five-year option to renew.

ITEM 3.	LEGAL PROCEEDINGS

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

Market and Dividend Information.

Our common stock is quoted on the OTCPink operated by OTC Markets Group, Inc. under the symbol “HWIS.” Beginning January 28, 2015 our stock has been quoted on the OTCPink, operated by OTC Markets Group, Inc. after previously being quoted on the OTCQB. The Company completed its initial public offering on April 23, 2014, and its stock commenced trading on April 24, 2014. Accordingly, there is no market information prior to April 24, 2014. The following table sets forth the high and low bid quotations for shares of the Company’s common stock for the periods indicated, as obtained from the OTCPink. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The Company has not paid any dividends to its stockholders to date. See “Dividends” below.

	High	Low
Fiscal 2016:
Fourth Quarter	$10.30	$9.50
Third Quarter	10.03	9.10
Second Quarter	9.65	8.40
First Quarter	8.75	8.08

Fiscal 2015:
Fourth Quarter	$8.00	$7.60
Third Quarter	8.30	7.10
Second Quarter	8.00	7.65
First Quarter	8.30	7.70

Holders.

As of September 30, 2016, there were approximately 179 holders of record of the Company’s common stock.

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

There were no shares repurchased by the Company in fiscal year 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated historical financial and other data of Home Savings Bank for the periods and at the dates indicated. The information at and for the years ended September 30, 2016 and 2015 is derived in part from, and should be read together with, the audited financial statements and notes thereto of Home Savings Bank beginning at page F-1 of this Annual Report on Form 10-K. The information at and for the year ended September 30, 2014 is derived in part from audited financial statements that are not included in this Annual Report on Form 10-K. The following information is only a summary, and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1.

	At September 30,
	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$140,502	$133,526	$119,432
Cash and cash equivalents	3,165	2,533	4,047
Investment securities	3,459	5,635	11,815
Loans receivable, net	116,674	109,860	84,757
Deposits	112,558	105,720	97,685
Borrowings (1)	12,223	13,005	5,000
Total equity	12,355	12,145	12,766

	For the Years Ended September 30,
	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest and dividend income	$4,874	$4,386	$4,008
Interest expense	655	504	506
Net interest income	4,219	3,882	3,502
Provision for loan losses	24	105	356
Net interest income after provision for loan losses	4,195	3,777	3,146
Noninterest income	899	649	623
Noninterest expenses	4,885	5,105	4,985
Income (loss) before income taxes	209	(679)	(1,216)
Income tax expense	—	—	—
Net income (loss)	209	(679)	(1,216)

(1)	At September 30, 2016 and September 30, 2015, excludes overnight federal funds of $1.3 million and $616,000, respectively.

	At or For the Years Ended September 30,
	2016	2015	2014
Performance Ratios:
Return on average assets	0.15%	(0.53)%	(1.03)%
Return on average equity	1.71%	(5.30)%	(12.49)%
Interest rate spread (1)	3.27%	3.30%	3.38%
Net interest margin (2)	3.32%	3.34%	3.39%
Noninterest expense to average assets	3.56%	4.01%	4.21%
Efficiency ratio (3)	95.45%	112.67%	120.85%
Average equity to average assets	8.91%	10.07%	8.22%

Capital Ratios (Bank):
Total capital to risk weighted assets	12.83%	13.50%	15.75%
Common equity tier 1 capital to risk weighted assets (4)	11.58%	12.25%	NA
Tier 1 capital to risk weighted assets	11.58%	12.25%	14.49%
Tier 1 capital to average assets	8.16%	8.31%	9.72%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans (5)	1.24%	1.33%	1.62%
Allowance for loan losses as a percentage of non-performing loans (6)	463.58%	890.36%	178.95%
Net charge-offs to average outstanding loans during the period	—%	0.03%	0.12%
Non-performing loans as a percentage of total loans	0.27%	0.15%	0.91%
Non-performing assets as a percentage of total assets	0.23%	0.12%	1.31%
Total non-performing assets and accruing troubled debt restructurings as a percentage of total assets	0.73%	0.88%	1.64%

Other:
Number of offices	4	4	4

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.
(4)	Reporting of common equity tier 1 capital became effective for periods ending at March 31, 2015 and thereafter.
(5)	Includes loans held for sale.
(6)	Excludes accruing troubled debt restructurings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Total assets increased $7.0 million, or 5.2%, to $140.5 million at September 30, 2016 from $133.5 million at September 30, 2015. Loans, net increased $6.8 million and investment securities decreased $2.2 million. During the years ended September 30, 2016 and 2015 we recorded net income of $209,000 and net loss of $679,000, respectively.

We recorded net income of $209,000 for the fiscal year ended September 30, 2016. We recorded net losses in fiscal years 2013 through 2015. Although we recorded net earnings for fiscal 2012, such earnings were due primarily to a gain on sale and partial leaseback of the building in which one of our four branch offices is located.

Our results of operations may be negatively impacted if we are unable to increase our net interest income and noninterest income relative to our noninterest expenses. Although we have focused on reducing the growth of our noninterest expenses, we do not believe that we can materially reduce such expenses in the current environment without impairing our customer service, competitiveness and our ability to maintain regulatory compliance. As a result, to improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio, while reducing our noninterest expenses to the extent feasible. Although the capital raised in the conversion supports this effort, the conversion had increased expenses due to ongoing expenses related to being a public company. These additional expenses include costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.

Based on the above and the growth achieved in 2015 and 2016, we anticipate increased net income if we continue to experience additional growth in our earnings base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will continue to be profitable. There can be no assurances, however, that we will successfully execute on our business plan and be able to maintain profitability.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At September 30, 2016 and September 30, 2015, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, 2014 and 2015, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, 2014, 2015, and 2016, we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset at September 30, 2013, 2014, 2015 and 2016. See Note 11 to Consolidated Financial Statements for further discussion regarding the valuation allowance on the deferred tax asset.

Comparison of Financial Condition at September 30, 2016 and 2015

Total assets increased $7.0 million, or 5.2%, to $140.5 million at September 30, 2016 from $133.5 million at September 30, 2015. Loans, net of allowance for loan losses increased $6.8 million and total investment securities decreased $2.2 million. The increase in assets was primarily funded by a $6.8 million increase in deposits.

Cash and cash equivalents increased $632,000, or 25.0%, to $3.2 million at September 30, 2016.

Net loans, excluding loans held for sale, increased $6.8 million, or 6.2%, to $116.7 million at September 30, 2016 from $109.9 million at September 30, 2015. The increase in net loans during fiscal 2016 was the result of increases in multiple categories of loans, partially offset by decreases in various loan categories. One-to four-family investment property loans increased $4.2 million, multi-family residential loans increased $3.0 million, commercial real estate loans increased $1.3 million, and owner occupied one- to four-family residential loans increased $665,000, while home equity loans and lines of credit decreased $1.1 million, commercial business loans decreased $1.0 million, construction loans decreased $390,000, and consumer loans decreased $53,000.

Loans held for sale increased $1.6 million to $1.7 million on September 30, 2016.

Total investment securities decreased $2.1 million to $3.5 million at September 30, 2016, as proceeds from maturities, calls and sales of securities were invested in loans to enhance the yield on our assets. Securities available for sale decreased $1.6 million and securities held to maturity decreased by $530,000 million.

Our investment in bank-owned life insurance increased $76,000, or 2.3%, to $3.4 million during the fiscal year ended September 30, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets decreased $260,000, or 100.0%, to $0 at September 30, 2016. The decrease in foreclosed assets was due to our efforts to convert nonearning assets into earning assets to improve our financial performance. At September 30, 2015 our foreclosed asset balance represented our interest in one property, which was sold in December 2015.

Total deposits increased $6.8 million, or 6.5%, to $112.6 million at September 30, 2016 from $105.7 million at September 30, 2015. As part of our growth plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. All categories of deposits experienced growth from September 30, 2015 to September 30, 2016. Certificates of deposit grew $54,000 to $32.6 million on September 30, 2016 from $32.6 million at September 30, 2015 as money market and savings deposits increased $2.3 million to $45.4 million and demand deposits increased $4.5 million to $34.6 million over the fiscal year.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased $782,000, or 6.0%, to $12.2 million at September 30, 2016 from $13.0 million at September 30, 2015. At September 30, 2016 and 2015, we also had $1.3 million and $616,000 of overnight federal funds, respectively, through the Bankers’ Bank of Wisconsin.

Total equity increased $210,000, or 1.7%, to $12.4 million at September 30, 2016 from $12.1 million at September 30, 2015. Our $209,000 net income was the primary reason for the equity increase. Total equity was also impacted by the recognition of earned ESOP of $25,000 and a $24,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the Years Ended September 30, 2016 and September 30, 2015

General. For the year ended September 30, 2016 we achieved net income of $209,000 compared to a net loss of $679,000 for fiscal 2015. Factors contribution to the improvement in our operating results for fiscal 2016 included a $337,000 increase in net interest income as we increased our loan balances, an $81,000 decrease in the provision for loan losses, a $250,000 increase in noninterest income, and a $220,000 decrease in noninterest expense.

Net Interest Income. Net interest income increased $337,000, or 8.7%, to $4.29 million for the year ended September 30, 2016 from $3.9 million for fiscal 2015. The increase resulted from an increase of $488,000 in interest and dividend income, partially offset by an increase of $151,000 in interest expense on deposits and borrowings. The increase in interest and dividend income for the year ended September 30, 2016 was primarily due to a $10.9 million increase in average balances of interest-earning assets and a 0.06% increase in the average yield on those assets. The increase in interest expenses for the 2016 period was primarily due to a 0.09% increase in the average cost of interest-bearing liabilities and a $9.1 million increase in the average balance of our interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $488,000, or 11.1%, to $4.9 million in fiscal 2016. The increase was primarily due to a $621,000 increase in interest income on loans, partially offset by a $55,000 decrease in interest income on other interest-earning assets and a $78,000 decrease in interest and dividends on investment securities.

Interest income on loans increased $621,000, or 15.2%, to $4.7 million for the year ended September 30, 2016 from $4.1 million for fiscal 2015. The increase resulted from an increase of $16.9 million in the average balance of loans to $115.6 million for the year ended September 30, 2016 compared to $98.7 million for fiscal 2015, partially offset by a decrease of 7 basis points in the average yield to 4.08% for the year ended September 30, 2016 from 4.15% for fiscal 2015.

Interest and dividend income on investment securities decreased $78,000, or 45.1%, to $95,000 for the year ended September 30, 2016 from $173,000 for fiscal 2015. The decrease was primarily due to a $4.2 million decrease in the average balance of investment securities to $5.3 million for the 2015 period compared to $9.5 million for fiscal 2015, as we invested proceeds from maturities and sales of securities into loans. The decrease in interest and dividend income on investment securities was also due to a 1 basis point decrease in the average yield on the portfolio. These results are consistent with our business strategy to reduce our investment portfolio balances as we increase loan balances. Because investment securities available for sale are carried at fair value, a decrease in such securities will decrease the volatility of our equity.

Interest and dividend income on other interest-earning assets decreased $55,000, or 46.2%, to $64,000 for the year ended September 30, 2016. The decrease was primarily due to a 46 basis point decrease in the average yield on such assets and a $1.7 million decrease in the average balance of other interest-earning assets as we increased loan balances.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $151,000, or 30.0%, to $655,000 for the year ended September 30, 2016 from $504,000 for fiscal 2015. The increase was due to a $78,000, or 28.0%, increase in the cost of interest-bearing deposits and a $73,000, or 32.4%, increase in the cost of borrowings. At September 30, 2016, our borrowings consisted of $12.2 million of Federal Home Loan Bank of Chicago advances and $1.3 million of overnight federal funds.

The $78,000 increase in interest expense from deposits was primarily the result of an $81,000, or 37.5%, increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $3.9 million during the year ended September 30, 2016 compared to fiscal 2015, while the average cost of these deposits increased to 0.92% for 2016 from 0.76% for 2015.

The cost of borrowings increased $73,000, or 32.4%, to $298,000 for the year ended September 30, 2016 from $225,000 for fiscal 2015. The increase was due to a $2.6 million increase in the average balance of Federal Home Loan Bank advances used to fund a portion of the loan growth and a 0.13% increase in average borrowing rates.

Provision for loan losses. We recorded a provision for loan losses of $24,000 for the year ended September 30, 2016, compared to $105,000 for fiscal 2015. The decrease in the provision for loan losses was primarily due to a reduction in historical loan loss. The allowance for loan losses increased $24,000 to $1.5 million at September 30, 2016.

Noninterest Income. Noninterest income increased $250,000, or 38.5%, to $899,000 in fiscal 2016 primarily due to a $165,000 increase in mortgage banking income to $309,000, a $53,000 increase in service fees, and a $42,000 increase in other noninterest income.

Noninterest Expense. Noninterest expense decreased $220,000, or 4.3%, to $4.9 million for fiscal 2016. The decrease was primarily due to decreases in foreclosed asset expense of $258,000 and other noninterest expense of $88,000, partially offset by increases in professional fees of $49,000, compensation and employee benefits of $43,000 and data processing expense of $32,000.

Income Tax Expense. We recorded no income tax benefit or expense for the years ended September 30, 2016 and 2015 and maintain a valuation allowance on our deferred tax asset.

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

	For the Years Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$115,625	$4,715	4.08%	$98,724	$4,094	4.15%
Securities (1)	5,274	95	1.80	9,548	173	1.81
Other interest-earning assets (2)	6,363	64	1.01	8,084	119	1.47
Total interest-earning assets	127,262	4,874	3.83	116,356	4,386	3.77
Non-interest-earning assets	10,083			10,912
Total assets	$137,345			$127,268

Interest-bearing liabilities:
Savings, transaction and money market accounts	$70,418	$60	0.09	$67,810	$63	0.09
Certificates of deposit	32,364	297	0.92	28,476	216	0.76
Total interest-bearing deposits	102,782	357	0.35	96,286	279	0.29
Borrowings	13,460	298	2.21	10,836	225	2.08
Total interest-bearing liabilities	116,242	655	0.56	107,122	504	0.47
Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,876			6,560
Other noninterest-bearing liabilities	992			770
Total liabilities	125,110			114,452
Total equity	12,235			12,816
Total liabilities and total equity	$137,345			$127,268
Net interest income		$4,219			$3,882
Net interest rate spread (3)			3.27%			3.30%
Net interest-earning assets (4)	$11,020			$9,233
Net interest margin (5)			3.32%			3.34%
Average interest-earning assets to interest-bearing liabilities expressed as a percentage	109.48%			108.62%

(1)	Includes interest and dividend income on FHLB stock.
(2)	Includes interest on certificates of deposit with other financial institutions and interest on deposits with the Federal Reserve.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$701	$(80)	$621
Securities	(77)	(1)	(78)
Other interest-earning assets	(25)	(30)	(55)
Total interest-earning assets	599	(111)	488

Interest-bearing liabilities:
Savings, transaction and money market accounts	2	(5)	(3)
Certificates of deposit	30	51	81
Total interest-bearing deposits	32	46	78
Borrowings	55	18	73
Total interest-bearing liabilities	87	64	151
Change in net interest income	$512	$(175)	$337

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

Historically, we operated as a traditional thrift institution and a significant portion of our assets consisted of one- to four-family residential real estate loans (including both owner-occupied and investor loans), multi-family real estate loans, home equity loans and lines of credit, and mortgage-backed securities, which we funded primarily with deposits and Federal Home Loan Bank advances. Interest rate adjustment provisions on our portfolio first mortgages typically included interest rate adjustment caps. Since the 1970’s we have sold our fixed-rate loans with terms of 15 years or more in the secondary market. Beginning in 2003, we revised our business strategy to increase our emphasis on the origination of commercial real estate and multi-family real estate loans, which generally have shorter maturities than one- to four-family residential real estate loans. More recently, we have focused on the origination and refinance of adjustable rate and short-term fixed rate loans, including commercial real estate loans and loans secured by multi-family residential properties and non-owner occupied one- to four-family residential properties. These loans have higher yields than owner occupied one- to four-family residential real estate loans and also assist us in managing interest rate risk in the current interest rate environment. We intend to continue to emphasize the origination of such loans.

Net Interest Income Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. The following table shows the estimated impact on net interest income for the one-year period beginning September 30, 2016 resulting from potential changes in interest rates, expressed in basis points. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$4,764	11.70%
+300	$4,708	10.38%
+200	$4,630	8.55%
+100	$4,477	4.97%
Level	$4,265	—
-100	$3,974	(6.83)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model, which is also provided to us by an independent third party. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The following table sets forth, as of September 30, 2016, the estimated impact on the economic value of our equity resulting from potential changes in interest rates. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Rate Shift (1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$18,543	5.30%
+300	$18,480	4.94%
+200	$18,353	4.22%
+100	$18,352	4.21%
Level	$17,610	—
-100	$12,723	(27.75)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At September 30, 2016, we had approximately $12.2 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow up to an additional $5.1 million from the Federal Home Loan Bank of Chicago and subject to purchasing an additional $863,000 of Federal Home Loan Bank of Chicago stock we had the capacity to borrow up to an additional $19.2 million. At September 30, 2016, we also had the ability to borrow up to $1.8 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $5.9 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. During the years ended September 30, 2016 and 2015, loan originations totaled $48.0 million and $60.0 million, respectively. Our investment securities balance has fallen $2.2 million from September 30, 2015 to September 30, 2016 as the proceeds from investment securities maturities and sales have been invested in loans.

During the years ended September 30, 2016 and 2015, total deposits increased $6.8 million and $8.0 million, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At September 30, 2016, certificates of deposit scheduled to mature within one year totaled $13.3 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2016 our capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s President and Chief Executive Officer, its Chief Financial Officer, and other members of its senior management team have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)), as of September 30, 2016. Based on such evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were adequate and effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting during the year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 1992. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2016 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act, information regarding any changes in procedures for stockholders to recommend director nominees, and information regarding the audit committee and any audit committee financial experts is incorporated herein by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2017 (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance and Board Matters—Committees of the Board of Directors” and “Corporate Governance and Board Matters—Committees of the Board of Directors.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Company’s internet website at www.home-savings.com.

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

The following table sets forth information as of  September 30, 2016 about Company common stock that may be issued upon the exercise of options under the Home Bancorp Wisconsin, Inc. 2015 Equity Incentive Plan. The plan was approved by the Company’s stockholders.

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

10.3

Home Bancorp Wisconsin, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A to the registrant’s proxy statement for its 2015 annual meeting (File No. 000-55183), filed with the SEC on May 21, 2015).

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

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: December 28, 2016	By:	/s/ James R. Bradley, Jr.
James R. Bradley, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James R. Bradley, Jr.	President, Chief Executive Officer and Director	December 28, 2016
James R. Bradley, Jr.	(Principal Executive Officer)

/s/ Mark A. Fritz	Senior Vice President, Chief Financial Officer and Treasurer	December 28, 2016
Mark A. Fritz	(Principal Accounting and Financial Officer)

/s/ George E. Austin	Director	December 28, 2016
George E. Austin

/s/ Mark P. Finster	Director	December 28, 2016
Mark P. Finster

/s/ Lynn K. Hobbie	Director	December 28, 2016
Lynn K. Hobbie

/s/ Richard M. Lynch	Director	December 28, 2016
Richard M. Lynch

Home Bancorp Wisconsin, Inc. and Subsidiary Madison, Wisconsin Financial Statements Years Ended September 30, 2016 and 2015

Home Bancorp Wisconsin, Inc. and Subsidiary

Financial Statements

Years Ended September 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors

Home Bancorp Wisconsin, Inc.

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Home Bancorp Wisconsin, Inc. and Subsidiary (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home Bancorp Wisconsin, Inc. and Subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Wipfli LLP

December 28, 2016

Madison, Wisconsin

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Balance Sheets September 30, 2016 and 2015 (Dollars in Thousands)

	2016	2015
Assets
Cash and due from banks	$2,788	$2,222
Interest-bearing deposits	377	311

Cash and cash equivalents	3,165	2,533
Other interest-bearing deposits	5,327	5,011
Securities available for sale	1,119	2,765
Securities held to maturity (fair value of $2,411 and $2,933 for 2016 and 2015 respectively)	2,340	2,870
Loans held for sale	1,721	151
Loans, net of allowance for loan losses of $1,502 and $1,478 for 2016 and 2015, respectively	116,674	109,860
Premises and equipment, net	5,176	5,212
Foreclosed assets	—	260
Cash value of life insurance	3,392	3,316
Federal Home Loan Bank stock	646	646
Other assets	942	902
TOTAL ASSETS	$140,502	$133,526

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$34,590	$30,055
Money market and savings deposits	45,354	43,105
Time deposits	32,614	32,560
Total deposits	112,558	105,720
Advance payments by borrowers for taxes and insurance	809	793
Federal funds purchased	1,330	616
Borrowed funds	12,223	13,005
Other liabilities	1,227	1,247
Total liabilities	128,147	121,381

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at September 30, 2016 and September 30, 2015	$9	$9
Additional paid-in capital	7,403	7,407
Retained earnings	5,580	5,371
Unearned Employee Stock Ownership Plan (ESOP) shares	(640)	(669)
Accumulated other comprehensive income	3	27
Total stockholders’ equity	12,355	12,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,502	$133,526

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Operations Years Ended September 30, 2016 and 2015 (Dollars in Thousands, except per share data)

	2016	2015
Interest and dividend income:
Loans, including fees	$4,715	$4,094
Interest-bearing deposits	64	119
Securities	95	173
Total interest and dividend income	4,874	4,386
Interest expense:
Deposits	357	279
Borrowed funds	298	225
Total interest expense	655	504
Net interest income	4,219	3,882
Provision for loan losses	24	105
Net interest income after provision for loan losses	4,195	3,777
Noninterest income:
Service fees	276	223
Mortgage banking income	309	144
Net gain on sale of securities	6	9
Increase in cash value of life insurance	76	78
Net gain on sale of premises and equipment	60	63
Rental income	96	98
Other	76	34
Total noninterest income	899	649
Noninterest expense:
Compensation and employee benefits	2,412	2,369
Occupancy and equipment	741	743
Data processing and office expense	954	922
Foreclosed assets, net	18	276
Advertising and promotions	137	125
Professional fees	275	226
Examinations and assessments	120	128
Other	228	316
Total noninterest expense	4,885	5,105
Income (Loss) before income taxes	209	(679)
Provision for income taxes	—	—
Net income (loss)	$209	$(679)

Earnings per share:
Basic	$.25	$(.82)
Diluted	$.25	$(.82)

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) Years Ended September 30, 2016 and 2015 (Dollars in Thousands)

	2016	2015
Net income (loss)	$209	$(679)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	(18)	44
Reclassification adjustment for gains realized in net income (loss)	(6)	(9)
Income tax effect	—	—
Net unrealized gain (loss) on securities	(24)	35
Other comprehensive income (loss), net of tax	(24)	35
Comprehensive income (loss)	$185	$(644)

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity Years Ended September 30, 2016 and 2015 (Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 1, 2014	$9	$7,413	$6,050	$(698)	$(8)	$12,766
Net loss	—	—	(679)	—	—	(679)
Allocation of 2,877 Shares from ESOP	—	(6)	—	29	—	23
Other comprehensive loss	—	—	—	—	35	35
Balance at September 30, 2015	$9	$7,407	$5,371	$(669)	$27	$12,145
Net income	—	—	209	—	—	209
Allocation of 2,877 Shares from ESOP	—	(4)	—	29	—	25
Other comprehensive loss	—	—	—	—	(24)	(24)
Balance at September 30, 2016	$9	$7,403	$5,580	$(640)	$3	$12,355

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Consolidated Statements of Cash Flows Years Ended September 30, 2016 and 2015 (Dollars in Thousands)

	2016	2015
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$209	$(679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	240	249
Net amortization of premiums and discounts	19	35
ESOP compensation expense	25	23
Provision for loan losses	24	105
Net gain on sale of securities	(6)	(9)
Gain on sale of premises and equipment	(60)	(63)
Net loss on foreclosed assets	18	257
Increase in cash surrender value	(76)	(78)
Changes in operating assets and liabilities:
Loans held for sale	(1,570)	169
Other assets	(40)	(53)
Other liabilities	41	124
Total adjustments	(1,385)	759
Net cash provided by (used in) operating activities	(1,176)	80
Cash flows from investing activities:
Net decrease (increase) in other interest-bearing deposits	(316)	2,545
Proceeds from sales of securities available for sale	1,208	1,281
Proceeds from maturities, prepayments, and calls of securities available for sale	405	3,890
Proceeds from maturities, prepayments, and calls of securities held to maturity	526	1,018
Net increase in loans	(6,839)	(25,447)
Purchases of FHLB stock	—	(144)
Proceeds from sale of FHLB stock	—	150
Proceeds from sale of foreclosed assets	242	497
Capital expenditures	(204)	(38)
Net cash used in investing activities	(4,978)	(16,248)

The accompanying notes are an integral part of these financial statements.

Cash flows from financing activities:
Net increase in deposits	$6,838	$8,035
Net (decrease) increase in advance payments by borrowers for taxes and insurance	16	(37)
Net (decrease) increase in federal funds purchased	714	(1,349)
Net proceeds from (payments on) open line advances	(1,550)	1,550
Proceeds from borrowings	4,000	6,500
Repayments of borrowed funds	(3,232)	(45)
Net cash provided by financing activities	6,786	14,654
Net increase (decrease) in cash and cash equivalents	632	(1,514)
Cash and cash equivalents at beginning	2,533	4,047
Cash and cash equivalents at end	$3,165	$2,533
Supplemental cash flow information:
Cash paid during the year for interest	$649	$496
Noncash operating and investing activities:
Loans transferred to foreclosed assets	$—	$239

The accompanying notes are an integral part of these financial statements.

Home Bancorp Wisconsin, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Dollars in Thousands, except per share data)

Note 1	Summary of Significant Accounting Policies

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

Allowance for Loan Losses: The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable as of the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance balance, the Company makes continuous evaluations of the loan portfolio and related off-balance sheet commitments, considers current economic conditions and historical loss experience, and reviews specific problem loans and other factors.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and their relevant risk characteristics are as follows:

Commercial business: Commercial business loans are extended primarily to small and middle market customers. Such credits typically comprise working capital loans, asset acquisition loans, and loans for other business purposes. Loans to closely held businesses are generally guaranteed in full by the owners of the business. Commercial business loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for commercial business loans.

Commercial real estate: These loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities, and various special purpose properties, including restaurants. These loans are subject to underwriting standards and processes similar to commercial business loans. Loans to closely held businesses are generally guaranteed in full by the owners of the business. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to the general economic factors or conditions specific to the real estate market, such as geographic location and/or purpose type.

Multifamily real estate: These loans include loans to finance non-farm properties with five or more units in structures primarily to accommodate households. Such credits are typically originated to finance the acquisition or refinancing of an apartment building. These loans are subject to underwriting standards and processes similar to commercial business loans. Loans to closely held businesses are generally guaranteed in full by the owners of the business. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the subject multifamily property, with assumptions made for vacancy rates. Cash flows of the borrowers rely on the receipt of rental income from the tenants of the property who are themselves subject to fluctuations in national and local economic and unemployment trends.

Construction: These loans are secured by vacant land and/or property that are in the process of improvement. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. Construction loans include not only construction of new structures, but loans originated to finance additions to or alterations of existing structures. Until a permanent loan originates, or payoff occurs, all construction loans secured by real estate are reported in this loan pool. Construction loans also have the risk that improvements will not be completed on time, or in accordance with specifications and projected costs.

One-to four family residential and home equity loans and lines of credit: These loans are generally smaller in size and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral, and the loan to collateral value. Also included in this category are junior liens on one- to four-family residential properties. Underwriting standards for single family loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability rations, risk-based pricing strategies, and documentation requirements.

Consumer: These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family, and other personal expenditures. These loans generally include direct consumer automobile loans, student loans, and credit card loans. These loans are general smaller in size and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations.

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

Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant. Those options generally vest over five years of service and have a 10-year contractual terms. Restricted stock awards typically vest over a five year period. As of September 30, 2016 there were no stock options or restricted stock awards granted under the Plan, as a result there are 125,866 options or restricted stock awards available for future grants.

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

Reclassifications: Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 classifications.

Subsequent Events: Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2016, but prior to the release of these consolidated financial statements. Based on the results of this review, no subsequent event disclosure or financial statement impacts to these consolidated financial statements are required as of December 28, 2016.

Recent accounting pronouncements: In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13 “Credit Losses (Topic 326).” ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of adopting ASU 2016-13 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently assessing the impact of adopting ASU 2016-09 on its consolidated financial statements.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share:

	2016	2015
Net income (loss)	$209	$(679)
Basic potential common shares:
Weighted average shares outstanding	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(65,461)	(68,338)
Basic weighted average shares outstanding	833,729	830,852

Dilutive potential common shares	—	—
Dilutive weighted average shares outstanding	833,729	830,852
Basic earnings per share	$.25	$(.82)
Diluted earnings per share	$.25	$(.82)

Note 3	Cash and Cash Equivalents

The Company is required to maintain reserve balances, in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total required reserve balance as of September 30, 2016 and 2015 was approximately $599 and $501, respectively.

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016

Securities available for sale:
U.S. agency pass-through	$1,116	$5	$2	$1,119
Securities held to maturity:
U.S. agency pass-through	$2,340	$71	$—	$2,411

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015

Securities available for sale:
U.S. agency pass-through	$2,738	$27	$—	$2,765
Securities held to maturity:
U.S. agency pass-through	$2,870	$63	$—	$2,933

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

The following table shows the fair value and gross unrealized losses of securities with unrealized losses at September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. agency pass-through	$234	$2	$—	$—	$234	$2
Totals	$234	$2	$—	$—	$234	$2

At September 30, 2016, two debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

There were no securities in an unrealized loss position at September 30, 2015.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2016. Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due through one year	$—	$—	$—	$—
Due after one year through three years	—	—	—	—
Due after three years through five years	—	—	—	—
Due after five years through ten years	—	—	542	554
Due after ten years	1,116	1,119	1,798	1,857
Total	$1,116	$1,119	$2,340	$2,411

Following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for the years ended September 30:

	2016	2015
Proceeds from sale of securities	$1,208	$1,281
Gross gains on sales	6	9

As of September 30, 2016 and 2015, no securities were pledged to secure public deposits or for other purposes required or permitted by law.

Note 5	Loans

The following table presents total loans by portfolio segment and class of loan as of September 30:

	2016	2015
Commercial:
Commercial and industrial	$1,138	$2,182
Commercial real estate	20,845	19,595
Multifamily real estate	28,196	25,224
Construction	4,789	5,179
Residential real estate:
One- to four-family residential	53,145	48,284
Home equity loans and lines of credit	8,582	9,668
Consumer	2,258	2,311
Subtotals	118,953	112,443

Allowance for loan losses	(1,502)	(1,478)
Net deferred loan expenses	(91)	(51)
Undisbursed loan proceeds	(686)	(1,054)
Loans, net	$116,674	$109,860

Analysis of the allowance for loan losses for the years ended September 30, 2016 and 2015 follows:

	Commercial	Residential	Consumer	Totals
Balance at September 30, 2014	$877	$504	$22	$1,403
Provision for loan losses	53	37	15	105
Loans charged off	—	(21)	(16)	(37)
Recoveries of loans previously charged off	—	2	5	7
Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	7	27	(10)	24
Loans charged off	—	—	(5)	(5)
Recoveries of loans previously charged off	—	1	4	5
Balance at September 30, 2016	$937	$550	$15	$1,502
Allowance for loan losses at September 30, 2016:
Individually evaluated for impairment	$342	$21	$—	$363
Collectively evaluated for impairment	595	529	15	1,139
Totals	$937	$550	$15	$1,502
Allowance for loan losses at September 30, 2015:
Individually evaluated for impairment	$142	$34	$—	$176
Collectively evaluated for impairment	788	488	26	1,302
Totals	$930	$522	$26	$1,478

Analysis of loans evaluated for impairment as of September 30, 2016 and 2015, follows:

	Commercial	Residential	Consumer	Totals
Loans at September 30, 2016:
Individually evaluated for impairment	$1,801	$653	$—	$2,454
Collectively evaluated for impairment	53,167	61,074	2,258	116,499
Totals	$54,968	$61,727	$2,258	$118,953
Loans at September 30, 2015:
Individually evaluated for impairment	$847	$845	$—	$1,692
Collectively evaluated for impairment	51,333	57,107	2,311	110,751
Totals	$52,180	$57,952	$2,311	$112,443

Information regarding impaired loans as of September 30, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance		Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial real estate	$477	$477	$	N/A	$504	$30
One-to four-family	485	485		N/A	489	—
Totals	962	962		N/A	993	51
Loans with an allowance for loan losses:
Commercial and industrial	285	285		247	287	9
Commercial real estate	964	964		91	980	60
Construction	75	75		4	76	4
One-to four-family	168	168		21	168	5
Totals	1,492	1,492		363	1,511	78
Grand totals	$2,454	$2,454		$363	$2,504	$129

Information regarding impaired loans as of September 30, 2015, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized
Loans with no related allowance for loan losses:
Commercial and industrial	$80	$80	N/A	$81	$—
Commercial real estate	532	532	N/A	553	33
One-to four-family	473	473	N/A	470	30
Totals	1,085	1,085	N/A	1,104	63
Loans with an allowance for loan losses:
Commercial and industrial	158	158	129	159	—
Construction	77	77	13	77	4
One-to four-family	372	372	34	375	22
Totals	607	607	176	611	26
Grand totals	$1,692	$1,692	$176	$1,715	$89

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of September 30, 2016 and 2015 follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals
September 30, 2016
Commercial and industrial	$853	$—	$285	$—	$1,138
Commercial real estate	19,405	—	1,440	—	20,845
Multifamily real estate	27,977	219	—	—	28,196
Construction	4,714	75	—	—	4,789
Totals	$52,949	$294	$1,725	$—	$54,968
September 30, 2015
Commercial and industrial	$1,944	$—	$238	$—	$2,182
Commercial real estate	17,990	1,073	532	—	19,595
Multifamily real estate	25,002	222	—	—	25,224
Construction	5,103	76	—	—	5,179
Totals	$50,039	$1,371	$770	$—	$52,180

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of September 30, 2016 and 2015 follows:

	Performing	Non-performing	Totals
September 30, 2016
One- to four-family	$52,967	$178	$53,145
Home equity loans and lines of credit	9,566	16	8,582
Consumer	2,258	—	2,258
Totals	$63,791	$194	$63,985
September 30, 2015
One- to four-family	$48,284	$—	$48,284
Home equity loans and lines of credit	9,652	16	9,668
Consumer	2,303	8	2,311
Totals	$60,239	$24	$60,2636

Loan aging information as of September 30, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial and industrial	$—	$130	$130
One- to four-family	546	178	724
Home equity loans and lines of credit	45	16	61
Consumer	7	—	7
Totals	$598	$324	$922

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial and industrial	$130	$1,008	$1,138	$—	$130
Commercial real estate	—	20,845	20,845	—	—
Multifamily real estate	—	28,196	28,196	—	—
Construction	—	4,789	4,789	—	—
One- to four-family	724	52,421	53,145	—	178
Home equity loans and lines of credit	61	8,521	8,582	—	16
Consumer	7	2,251	2,258	—	—
Totals	$922	$118,031	$118,953	$—	$324

Loan aging information as of September 30, 2015, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans
Commercial and industrial	$—	$80	$80
Commercial real estate	—	62	62
Construction	—	—	—
One- to four-family	487	—	487
Home equity loans and lines of credit	46	16	62
Consumer	3	8	11
Totals	$536	$166	$702

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans
Commercial and industrial	$80	$2,102	$2,182	$—	$80
Commercial real estate	62	19,533	19,595	—	62
Multifamily real estate	—	25,224	25,224	—	—
Construction	—	5,179	5,179	—	—
One- to four-family	487	47,797	48,284	—	—
Home equity loans and lines of credit	62	9,606	9,668	—	16
Consumer	11	2,300	2,311	—	8
Totals	$702	$111,741	$112,443	$—	$166

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the year ended and as of September 30, 2016, there were no new troubled debt restructurings.

Three new troubled debt restructurings were entered into during the year ended September 30, 2015; $262 on two one-to-four family residential real estate loans and $159 on one commercial business loan. There were no differences between the pre- and post-modification investment in these loans.

No troubled debt restructurings defaulted within 12 months of their modification during the 12 months ended September 30, 2016. One one-to four-family residential real estate loan of $92, categorized as a troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the 12 months ended September 30, 2015.

Note 6	Premises and Equipment

An analysis of premises and equipment at September 30, 2016 and 2015, is as follows:

	2016	2015
Land	$1,675	$1,675
Buildings	5,304	5,284
Furniture and equipment	1,625	1,441
Totals	8,604	8,400
Accumulated depreciation	(3,428)	(3,188)
Premises and equipment, net	$5,176	$5,212

Depreciation and amortization of premises and equipment charged to operating expense totaled $240 and $249 for the years ended September 30, 2016 and 2015, respectively.

The Company is leasing office space under a non-cancelable operating lease with an initial term of five years and options to extend the lease for two additional five-year periods. In December 2016 the Company renewed the lease for five years and retained its option to extend the lease for an additional five years. The Company pays for real estate taxes, insurance, and maintenance under this net lease. Rent expense under this lease was $118 and $113 for the years ended September 30, 2016 and 2015, respectively.

Future minimum rental payments under non-cancelable lease terms are as follows for each of the years ending September 30:

2017	95
2018	98
2019	100
2020	104
2021	107
2022	27
Total	$531

Note 7	Time Deposits

Time deposits of $250 or more totaled approximately $4,292 and $3,167 at September 30, 2016 and 2015, respectively.

The scheduled maturities of time deposits for each of the years ending September 30 are summarized as follows:

2017	$13,009
2018	8,140
2019	4,257
2020	5,813
2021	1,260
Thereafter	135
Total	$32,614

Note 8	Borrowed Funds

Borrowed funds consisted of the following at September 30, 2016 and 2015:

	2016				2015
	Rates			Amount	Rates			Amount
Federal Home Loan Bank (FHLB):
Open line of credit		—		$—		0.30%		$1,550
Fixed rate fixed term	0.91	-	3.89%	$12,223	0.91	-	3.89%	$11,455
Total				$12,223				$13,005

The following is a summary of scheduled maturities of fixed rate borrowed funds for each of the years ending September 30:

	Fixed Rate Fixed Term Advances
	Weighted Average Rate	Amount
2017	2.00%	2,383
2018	2.06%	2,389
2019	3.12%	4,396
2020	1.78%	2,124
2021	1.65%	256
Thereafter	2.37%	675
Total		$12,223

Actual maturities may differ from the scheduled principal maturities because of call options on the various advances.

The Company has a master contract agreement with FHLB that provides for borrowing up to the lesser of a determined multiple of FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as London InterBank Offered Rate (LIBOR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company pledged approximately $36,530 and $22,633 of one- to four-family residential construction and residential real estate loans to secure FHLB advances as of September 30, 2016 and 2015, respectively.

FHLB advances are also secured by $646 of FHLB stock owned by the Company at September 30, 2016 and 2015.

At September 30, 2016, the Company’s available and unused portion of this borrowing agreement totaled approximately $5,128.

The Company also has an agreement with the Federal Reserve Bank’s Borrower in Custody program. Under this program, the Company has pledged approximately $6,877 and $8,220 of consumer and home equity loans at September 30, 2016 and 2015, respectively. There were no borrowings under this agreement at September 30, 2016 and 2015. At September 30, 2016, the Company’s available and unused portion of this borrowing agreement totaled approximately $5,904.

Note 9	Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering substantially all employees. Employees are allowed to make voluntary contributions to the plan up to 15% of their compensation. Matching contributions are at the discretion of the Company’s Board of Directors. Matching contributions were $43 and $34 for the years ended September 30, 20165 and 2015, respectively.

Note 10	Deferred Compensation

The Company has entered into various deferred compensation agreements with key officers. The liability outstanding under the agreements is $271 at September 30, 2016 and 2015. There was no expense recognized during the years ended September 30, 2016 and 2015.

Note 11	Income Taxes

The components of the provision for income taxes were as follows for the years ended September 30:

	2016	2015
Current tax expense:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred tax expense (benefit):
Federal	40	(234)
State	21	(57)
Change in valuation allowance	(61)	291
Total deferred	—	—
Total provision for income taxes	$—	$—

A summary of the sources of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended September 30 follows:

	2016		2015
	Amount	% of Pretax Income	Amount	% of Pretax Income
Tax provision (benefit) at statutory rate	$71	34.0	$(230)	(34.0)
Increases (decreases) in taxes resulting from:
Bank-owned life insurance	(26)	(12.3)	(27)	(3.9)
State taxes	14	6.8	(38)	(5.5)
Other	2	0.7	4	0.6
Change in valuation allowance	(61)	(29.3)	291	42.8
Total provision for income taxes	$—	—	$—	—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major components of the net deferred tax asset as of September 30, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$640	$630
Deferred gain on sale of building	6	29
Deferred compensation	107	107
Nonaccrued interest	2	—
Net operating loss carryforward	2,066	2,075
Alternative minimum tax carryforward	64	64
Other	24	32
Total deferred tax assets	2,909	2,937
Deferred tax liabilities:
Premises and equipment	30	32
Rate lock commitment	43	8
FHLB stock	55	55
Unrealized gain on securities available for sale	1	9
Total deferred tax liabilities	129	104
Deferred tax asset before valuation allowance	2,780	2,833
Valuation allowance	(2,780)	(2,833)
Net deferred tax asset	$—	$—

The Company has federal and state net operating loss carryforwards totaling approximately $5,188 and $5,682, respectively, that may be applied against future federal and state taxable income and begin to expire in 2030. The Company has available alternative minimum tax credit carryforwards for federal tax purposes of approximately $64, which may be used indefinitely to reduce regular federal income taxes.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law. Based on the available evidence, valuation allowances of $2,781 and $2,842 were recognized as of September 30, 2016 and 2015, respectively while ($1) and ($9) were the portion of the net deferred tax asset related to comprehensive income, as of September 30, 2016 and 2015, respectively.

With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2011.

Note 12	Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates for the years ended September 30, is as follows:

	2016	2015
Balance at beginning	$34	$24
New loans	16	21
Repayments	—	(11)
Balance at end	$50	$34

Deposits from directors, executive officers, and their affiliates totaled approximately $190 and $209 as of September 30, 2016 and 2015, respectively.

A director is a senior executive for a local public company that was granted a $1 million line of credit in 2015. This line of credit has never been drawn upon.

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

As of September 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2016, that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
September 30, 2016

Total capital (to risk-weighted assets)	$12,587	12.8%	>	$7,849	>	8.0%	>	$9,811	>	10.0%
Tier I capital (to risk-weighted assets)	11,357	11.6%	>	5,887	>	6.0%	>	7,849	>	8.0%
Common equity tier 1 capital to risk-weighted assets	11,357	11.6%	>	4,415	>	4.5%	>	6,377	>	6.5%
Tier I capital (to average assets)	11,357	8.2%	>	5,568	>	4.0%	>	6,960	>	5.0%

September 30, 2015

Total capital (to risk-weighted assets)	$12,277	13.5%	>	$7,275	>	8.0%	>	$9,094	>	10.0%
Tier I capital (to risk-weighted assets)	11,136	12.2%	>	5,456	>	6.0%	>	7,275	>	8.0%
Common equity tier 1 capital to risk-weighted assets	11,136	12.2%	>	4,092	>	4.5%	>	5,911	>	6.5%
Tier I capital (to average assets)	11,136	8.3%	>	5,357	>	4.0%	>	6,697	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio
September 30, 2016	$12,587	9.0%	$8,430	6.0%
September 30, 2015	$12,277	9.2%	$8,012	6.0%

Note 14	Commitments, Contingencies, and Credit Risk

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

The following commitments were outstanding at September 30:

	Notional Amount
	2016	2015
Commitments to extend credit	$5,979	$593
Unused lines of credit and credit card lines	12,749	9,919
Undisbursed portion of loan proceeds	4,363	2,297
Standby letters of credit	106	25

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

Concentration of Credit Risk

The majority of the Company’s loans and commitments have been granted to customers in the Company’s market area. The concentrations of credit by type are set forth in Note 5. The ability of the Company’s debtors to honor their contracts is dependent on the real estate and general economic conditions in this area. Management believes the diversity of the local economy will prevent significant losses in the event of an economic downturn.

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of September 30 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2016
Assets - Securities available for sale	$1,119	$—	$1,119	$—
2015
Assets - Securities available for sale	$2,765	$—	$2,765	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of September 30 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2016
Loans	$1,129	$—	$—	$1,129
Totals	$1,129	$—	$—	$1,129
2015
Loans	$431	$—	$—	$431
Foreclosed assets	260	—	—	260
Totals	$691	$—	$—	$691

Loans with a carrying amount of $1,492 and $607 were considered impaired and were written down to their estimated fair value of $1,129 and $431 as of September 30, 2016 and 2015, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $363 and $176 as of September 30, 2016 and 2015, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At September 30, 2016 the Company had no foreclosed assets. At September 30, 2015, foreclosed assets with a fair value less estimated costs to sell of $260 were acquired through or in lieu of foreclosure. The fair value of foreclosed assets is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

The carrying value and estimated fair value of financial instruments at September 30 follow:

	September 30, 2016
			Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$3,165	$3,165	$—	$—
Other interest-bearing deposits	5,327	—	—	5,369
Securities available for sale	1,119	—	1,119	—
Securities held to maturity	2,340	—	2,411	—
Loans held for sale	1,721	—	1,721	—
Loans	116,674	—	—	117,129
Accrued interest receivable	421	421	—	—
Cash value of life insurance	3,392	—	—	3,392
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$112,558	$79,944	$—	$32,933
Advance payments by borrowers for taxes and insurance	809	809	—	—
Federal funds purchased	1,330	1,330	—	—
Borrowed funds	12,223	—	—	12,626
Accrued interest payable	59	59	—	—

	September 30, 2015
			Fair Value
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$2,533	$2,533	$—	$—
Other interest-bearing deposits	5,011	—	—	5,037
Securities available for sale	2,765	—	2,765	—
Securities held to maturity	2,870	—	2,933	—
Loans held for sale	151	—	151	—
Loans	109,860	—	—	108,713
Accrued interest receivable	395	395	—	—
Cash value of life insurance	3,316	—	—	3,316
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$105,720	$73,160	$—	$32,787
Advance payments by borrowers for taxes and insurance	793	793	—	—
Federal funds purchased	616	616	—	—
Borrowed funds	13,005	—	—	13,475
Accrued interest payable	55	55	—	—

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

The Company maintains a leveraged employee stock ownership plan (“ESOP”) that covers substantially all employees. The ESOP was established in conjunction with the Company’s stock offering completed in April 2014 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP’s debt service. The ESOP shares initially were pledged as collateral for this debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet.

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the years ended September 30, 2016 and 2015, 2,877 shares were committed to be released, of which 719 shares were released and available for allocation at December 31, 2015 and 2014. During the years ended September 30, 2016 and 2015, the average fair value per share of stock was $9.03 and $7.94, respectively, resulting in total ESOP compensation expense of $25 and $23 for the years ended September 30, 2016 and 2015, respectively. The ESOP shares as of September 30 were as follows:

	2016	2015
Allocated shares	5,755	2,877
Shares committed to be released and allocated to participants	2,158	2,158
Total unallocated shares	64,022	66,900
Total ESOP shares	71,935	71,935

Note 17	Condensed Parent Company Financial Information

The condensed financial statements of Home Bancorp Wisconsin, Inc. (Parent Company Only) are presented below:

September 30, 2016 and 2015 (Dollars in Thousands)

  Balance Sheets

	2016	2015
Assets
Cash and cash equivalents	$307	$275
Loan to ESOP	674	693
Investment in subsidiary	11,360	11,162
Interest receivable	17	17
TOTAL ASSETS	$12,358	$12,147
Liabilities and Stockholders’ Equity
Other liabilities	$3	$2
Stockholders’ equity	12,355	12,145
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,358	$12,147

Years Ended September 30, 2016 and 2015 (Dollars in Thousands)
Statements of Operations

	2016	2015
Interest income	$22	$23
Other expense	11	14
Income before equity in undistributed net income (loss) of subsidiary	$11	$9
Equity in undistributed net income (loss) of subsidiary	198	(688)
Net income (loss)	$209	$(679)

Years Ended September 30, 2016 and 2015 (Dollars in Thousands)

	2016	2015
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$209	$(679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss of subsidiary	(198)	688
Net change in interest receivable	1	(6)
Net change in other liabilities	1	(6)
Net cash provided by (used in) operating activities	13	(3)
Cash flows from investing activities:
Payments received on ESOP loan	19	26
Net cash provided by investing activities	19	26
Net increase in cash and cash equivalents	32	23
Cash and cash equivalents at beginning	275	252
Cash and cash equivalents at end	$307	$275