Form 10-Q
period 2016-12-31
Home Bancorp Wisconsin, Inc.
filed 2017-02-13
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of February 13, 2017.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

December 31, 2016 and September 30, 2016

(Dollars in Thousands)

	(Unaudited)
	December 31, 2016	September 30, 2016
Assets
Cash and due from banks	$2,375	$2,788
Interest-bearing deposits	369	377
Cash and cash equivalents	2,744	3,165
Other interest-bearing deposits	5,370	5,327
Securities available for sale	1,051	1,119
Securities held to maturity (fair value of $2,186 and $2,411 for December 31, 2016 and September 30, 2016, respectively)	2,182	2,340
Loans held for sale	1,756	1,721
Loans, net of allowance for loan losses of $1,501 and $1,502 for December 31, 2016 and September 30, 2016 respectively.	120,895	116,674
Premises and equipment, net	5,137	5,176
Cash value of life insurance	3,412	3,392
Federal Home Loan Bank stock	646	646
Other assets	881	942
TOTAL ASSETS	$144,074	$140,502

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$35,446	$34,590
Money market and savings deposits	45,588	45,354
Time deposits	33,117	32,614
Total deposits	114,151	112,558
Advance payments by borrowers for taxes and insurance	129	809
Federal funds purchased	659	1,330
Borrowed funds	15,228	12,223
Other liabilities	1,538	1,227
Total liabilities	131,705	128,147
Commitments and contingencies (Note 1)
Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at December 31, 2016 and September 30, 2016	$9	$9
Additional paid-in capital	7,403	7,403
Retained earnings	5,591	5,580
Unearned Employee Stock Ownership Plan (ESOP) shares	(633)	(640)
Accumulated other comprehensive income (loss)	(1)	3
Total stockholders’ equity	12,369	12,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,074	$140,502

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015

Interest and dividend income:
Loans, including fees	$1,249	$1,151
Interest-bearing deposits	18	25
Securities	18	28

Total interest and dividend income	1,285	1,204

Interest expense:
Deposits	97	85
Borrowed funds	76	74

Total interest expense	173	159

Net interest income	1,112	1,045
Provision for loan losses	—	5

Net interest income after provision for loan losses	1,112	1,040

Noninterest income:
Service fees	70	73
Mortgage banking income	5	36
Increase in cash value of life insurance	20	19
Net gain on sale of premises and equipment	15	15
Rental income	24	24
Other	13	12

Total noninterest income	145	179

Noninterest expense:
Compensation and employee benefits	613	574
Occupancy and equipment	174	175
Data processing and office expense	251	224
Foreclosed assets, net	—	23
Advertising and promotions	44	26
Professional fees	71	60
Examinations and assessments	24	39
Other	71	46

Total noninterest expense	1,246	1,167

Income before income taxes	11	52
Provision for income taxes	—	—

Net income	$11	$52

Earnings per share:
Basic	.01	.06
Diluted	.01	.06

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended December 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015

Net income	$11	$52

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	(4)	(31)
Reclassification adjustment for (gains) losses realized in net loss	—	—
Income tax effect	—	—

Net unrealized gain (loss) on securities	(4)	(31)

Other comprehensive income (loss), net of tax	(4)	(31)

Comprehensive income	$7	$21

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended December 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2015	$9	$7,407	$5,371	$(669)	$27	$12,145
Net income	—	—	52	—	—	52
Allocation of 719 Shares from ESOP	—	(1)	—	7	—	6
Other comprehensive loss	—	—	—	—	(31)	(31)
Balance at December 31, 2015	$9	$7,406	$5,423	$(662)	$(4)	$12,172
Balance at October 1, 2016	$9	$7,403	$5,580	$(640)	$3	$12,355
Net income	—	—	11	—	—	11
Allocation of 719 Shares from ESOP	—	—	—	7	—	7
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at December 31, 2016	$9	$7,403	$5,591	$(633)	$(1)	$12,369

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income	$11	$52
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	61	58
Net amortization of premiums and discounts	3	5
ESOP compensation expense	7	6
Provision for loan losses	—	5
Gain on sale of premises and equipment	(15)	(15)
Net loss on foreclosed assets	—	23
Increase in cash surrender value	(20)	(19)
Changes in operating assets and liabilities:
Loans held for sale	(35)	(1,034)
Other assets	60	68
Other liabilities	326	579
Total adjustments	387	(324)
Net cash (used in) provided by operating activities	398	(272)
Cash flows from investing activities:
Net increase in other interest-bearing deposits	(43)	—
Proceeds from sales of securities available for sale	—	—
Proceeds from maturities, prepayments, and calls of securities available for sale	63	93
Proceeds from maturities, prepayments, and calls of securities held to maturity	157	140
Net increase in loans	(4,221)	(2,642)
Proceeds from sale of foreclosed assets	—	237
Capital expenditures	(22)	(67)
Net cash used in investing activities	(4,066)	(2,239)
Cash flows from financing activities:
Net increase in deposits	1,593	5,781
Net decrease in advance payments by borrowers for taxes and insurance	(680)	(406)
Net decrease in federal funds purchased	(671)	(99)
Proceeds from borrowings	3,100	—
Repayments of borrowed funds	(95)	(45)
Net cash provided by financing activities	3,247	5,231
Net increase (decrease) in cash and cash equivalents	(421)	2,720
Cash and cash equivalents at beginning	3,165	2,533
Cash and cash equivalents at end	$2,744	$5,253
Supplemental cash flow information:
Cash paid for interest	$174	$157

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

In the opinion of management, the consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company as of December 31, 2016 and September 30, 2016, and the results of its operations, comprehensive income, and the statements of stockholders’ equity, and cash flows for the three months ended December 31, 2016 and 2015. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2016 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 28, 2016 as filed with the Securities and Exchange Commission.

The results of operations for the three month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the Annual Report on Form 10-K.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the quarters ended December 31, 2016 and 2015:

	2016	2015

Net income (loss)	$11	$52
Basic potential common shares:
Weighted average shares outstanding	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(63,663)	(66,540)
Basic weighted average shares outstanding	835,527	832,650

Dilutive potential common shares	—	—

Dilutive weighted average shares outstanding	835,527	832,650

Basic earnings per share	$.01	$.06
Diluted earnings per share	$.01	$.06

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2016

Securities available for sale:
U.S. agency pass-through	$1,052	$2	$3	$1,051

Securities held to maturity:
U.S. agency pass-through	$2,182	$7	$3	$2,186

September 30, 2016

Securities available for sale:
U.S. agency pass-through	$1,116	$5	$2	$1.119

Securities held to maturity:
U.S. agency pass-through	$2,340	$71	$—	$2,411

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

Note 5	Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally are generally reported at their outstanding unpaid principal balances adjusted for charge-offs and the allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The following table presents total loans by portfolio segment and class of loan as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016

Commercial:
Commercial business	$1,272	$1,138
Commercial real estate	20,343	20,845
Multifamily real estate	30,780	28,196
Construction	5,141	4,789
Residential real estate:
One- to four-family residential	54,514	53,145
Second mortgage	8,556	8,582
Consumer	2,287	2,258

Subtotals	122,893	118,953

Allowance for loan losses	(1,501)	(1,502)
Net deferred loan fees	(97)	(91)
Undisbursed loan proceeds	(400)	(686)

Loans, net	$120,895	$116,674

Analysis of the allowance for loan losses for the three months ended December 31, 2016 and 2015 follows:

	Commercial	Residential	Consumer	Totals

Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	(72)	75	2	5
Loans charged off	—	—	(3)	(3)
Recoveries of loans previously charged off	—	—	2	2

Balance at December 31, 2015	$858	$597	$27	$1,482

Balance at September 30, 2016	$937	$550	$15	$1,502
Provision for loan losses	(17)	16	1	—
Loans charged off	—	—	(1)	—
Recoveries of loans previously charged off	—	—	—	—

Balance at December 31, 2016	$920	$566	$15	$1,501

Allowance for loan losses at December 31, 2016:
Individually evaluated for impairment	$264	$23	$—	$287
Collectively evaluated for impairment	656	543	15	1,214

Totals	$920	$566	$15	$1,501

Allowance for loan losses at September 30, 2016:
Individually evaluated for impairment	$342	$21	$—	$363
Collectively evaluated for impairment	595	529	15	1,139

Totals	$937	$550	$15	$1,502

Analysis of loans evaluated for impairment as of December 31, 2016 and September 30, 2016, follows:

	Commercial	Residential	Consumer	Totals

Loans at December 31, 2016:
Individually evaluated for impairment	$1,696	$651	$—	$2,347
Collectively evaluated for impairment	55,840	62,419	2,287	120,546

Totals	$57,536	$63,070	$2,287	$122,893

Loans at September 30, 2016:
Individually evaluated for impairment	$1,801	$653	$—	$2,454
Collectively evaluated for impairment	53,167	61,074	2,258	116,499

Totals	$54,968	$61,727	$2,258	$118,953

Information regarding impaired loans as of December 31, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial real estate	$462	$462	N/A	$470	$7
One-to four-family	483	483	N/A	484	4

Totals	945	945	N/A	954	11

Loans with an allowance for loan losses:
Commercial business	204	204	172	204	2
Commercial real estate	955	955	88	959	14
Construction	75	75	4	75	1
One-to four-family	168	168	23	168	1

Totals	1,402	1,402	287	1,406	18

Grand totals	$2,347	$2,347	$287	$2,360	$29

Information regarding impaired loans as of September 30, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Loans with no related allowance for loan losses:
Commercial real estate	$477	$4770	N/A	$504	$30
One-to four-family	485	4853	N/A	489	21

Totals	962	9625	N/A	993	51

Loans with an allowance for loan losses:
Commercial and industrial	285	285	247	287	9
Commercial real estate	964	964	91	980	60
Construction	75	75	4	76	4
One-to four-family	168	168	21	168	5

Totals	1,492	1,492	363	1,511	78

Grand totals	$2,454	$2,454	$363	$1,715	$129

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of December 31, 2016 and September 30, 2016, follows:

	Pass	Special Mention/ Watch		Substandard	Doubtful	Totals

December 31, 2016

Commercial business	$1,068		$—	$204	$—	$1,272
Commercial real estate	18,925		---	1,418	—	20,343
Multifamily real estate	30,562		218	—	—	30,780
Construction	5,066		75	—	—	5,141

Totals	$55,621		$293	$1,622	$—	$57,536

September 30, 2016

Commercial business	$853	$	---	$285	$—	$1,138
Commercial real estate	19.405		---	1,440	—	20,845
Multifamily real estate	27,977		219	—	—	28,196
Construction	4,714		75	—	—	4,789

Totals	$52,949		$294	$1,725	$—	$54,968

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of December 31, 2016 and September 30, 2016, follows:

	Performing	Non- performing	Totals

December 31, 2016

One- to four-family	$54,220	$294	$54,514
Second mortgage	8,540	16	8,556
Consumer	2,276	11	2,287

Totals	$65,036	$321	$65,357

September 30, 2016

One- to four-family	$52,967	$178	$53,145
Second mortgage	9,566	16	8,582
Consumer	2,258	---	2,258

Totals	$63,791	$194	$63,985

Loan aging information as of December 31, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial business	$8	$49	$57
One- to four-family	672	294	966
Second mortgage	134	16	150
Consumer	6	11	17

Totals	$820	$370	$1,190

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial business	$57	$1,215	$1,272	$—	$49
Commercial real estate	—	20,343	20,343	—	—
Multifamily real estate	—	30,780	30,780	—	—
Construction	—	5,141	5,141	—	—
One- to four-family	966	53,548	54,514	—	294
Second mortgage	150	8,406	8,556	—	16
Consumer	17	2,270	2,287	—	11

Totals	$1,190	$121,703	$122,893	$—	$370

Loan aging information as of September 30, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$130	$130
One- to four-family	546	178	724
Home equity loans and lines of credit	45	16	61
Consumer	7	---	7

Totals	$598	$324	$922

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$130	$1,008	$1,138	$—	$130
Commercial real estate	---	20,845	20,845	—	---
Multifamily real estate	---	28,196	28,196	—	---
Construction	---	4.789	4,789	—	---
One- to four-family	724	52,421	53,145	—	178
Home equity loans and lines of credit	61	8,521	8,582	—	16
Consumer	7	2,251	2,258	—	---

Totals	$922	$118,031	$118,953	$—	$324

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

During the quarter ended and as of December 31, 2016, and the year ended September 30, 2016, there were no new troubled debt restructurings.

No troubled debt restructurings defaulted within 12 months of their modification date during the three months ended December 31, 2016 or the year ended September 30, 2016.

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

In addition to the minimum common equity tier 1, tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% to risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will start being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At December 31, 2016 and September 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2016, that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2016 and September 30, 2016 are presented in the following table:

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

December 31, 2016

Total capital (to risk-weighted assets)	$12,566	13.2	% >	$7,6122	>	8.0	% >	$9,515	>	10.0%
Tier I capital (to risk-weighted assets)	11,371	12.0	% >	5,709	>	6.0	% >	7,612	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,371	12.0	% >	4,282	>	4.5	% >	6,184	>	6.5%
Tier I capital (to average assets)	11,371	8.1	% >	5,644	>	4.0	% >	7,055	>	5.0%

September 30, 2016

Total capital (to risk-weighted assets)	$12,587	12.8	% >	$7,849	>	8.0	% >	$9,811	>	10.0%
Tier I capital (to risk-weighted assets)	11,357	11.6	% >	5,887	>	6.0	% >	7,849	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,357	11.6	% >	4,415	>	4.5	% >	6.377	>	6.5%
Tier I capital (to average assets)	11,357	8.2	% >	5,568	>	4.0	% >	6,960	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

December 31, 2016	$12,566	8.7%	$8,644	6.0%
September 30, 2016	12,587	9.0%	8,430	6.0%

Note 7	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets - Securities available for sale	$1,051	$—	$1,051	$—

September 30, 2016
Assets - Securities available for sale	$1,119	$—	$1,119	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of December 31, 2016 and September 30, 2016 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Loans	$1,114	$—	$—	$1,114
Totals	$1,114	$—	$—	$1,114

September 30, 2016
Loans	$1,129	$—	$—	$1,129
Totals	$1,129	$—	$—	$1,129

Loans with a carrying amount of $1,401 and $1,492 were considered impaired and were written down to their estimated fair value of $1,114 and 1,129 as of December 31, 2016 and September 30, 2016, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $287 and $363 during the three months ended December 31, 2016 and the year ended September 30, 2016, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At December 31, 2016 and September 30, 2016 the Company had no foreclosed assets.

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

The carrying value and estimated fair value of financial instruments at December 31, 2016 and September 30, 2016 follow:

	December 31, 2016
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$2,744	$2,744	$—	$—
Other interest-bearing deposits	5,370	—	—	5,322
Securities available for sale	1,051	—	1,051	—
Securities held to maturity	2,182	—	2,186	—
Loans held for sale	1,756	—	1,756	—
Loans	120,895	—	—	121,110
Accrued interest receivable	422	422	—	—
Cash value of life insurance	3,412	—	—	3,412
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$114,151	$81,034	$—	$33,145
Advance payments by borrowers for taxes and insurance	129	129	—	—
Federal funds purchased	659	659	—	—
Borrowed funds	15,228	—	—	15,446
Accrued interest payable	59	59	—	—

	September 30, 2016
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,165	$3,165	$—	$—
Other interest-bearing deposits	5,327	—	—	5,369
Securities available for sale	1,119	—	1,119	—
Securities held to maturity	2,340	—	2,411	—
Loans held for sale	1,721	—	1,721	—
Loans	116,674	—	—	117,129
Accrued interest receivable	421	421	—	—
Cash value of life insurance	3,392	—	—	3,392
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$112,558	$79,944	$—	$32,933
Advance payments by borrowers for taxes and insurance	809	809	—	—
Federal funds purchased	1,330	1,330	—	—
Borrowed funds	12,223	—	—	12,626
Accrued interest payable	59	59	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the three months ended December 31, 2016, 719 shares, with an average fair value of $10.53 per share, were committed to be released resulting in ESOP compensation expense of $7 for the three months ended December 31, 2016. During the three months ended December 31, 2015, 719 shares, with an average fair value of $7.93 per share, were committed to be released resulting in ESOP compensation expense of $6 for the three months ended December 31, 2015. The ESOP shares as of December 31, 2016 and September 30, 2016 were as follows:

	December 31, 2016	September 30, 2016
Allocated shares	5,755	5,755
Shares committed to be released and allocated to participants	2,877	2,158
Total unallocated shares	63,303	64,022
Total ESOP shares	71,935	71,935

Note 9	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after December 31, 2016 but prior to the release of these financial statements.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At December 31, 2016 and September 30, 2016, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, 2014 and 2015, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, 2014, 2015, and 2016 and December 31, 2016, we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset at September 30, 2013, 2014, 2015 and 2016 and December 31, 2016. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Overview

For the three months ended December 31, 2016, we had net income of $11,000, a $41,000 decreased from $52,000 net income for the quarter ended December 31, 2015. While operating results improved in net interest income and provision for loan loss, these improvements were more than offset by a decrease in noninterest income and an increase noninterest expense. Net interest income increased by $67,000 for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015. In addition, the provision for loan losses decreased by $5,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015, as credit quality continued to improve. Noninterest income decreased $34,000 and noninterest expense increased by $79,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015.

Total assets increased $3.6 million, or 2.5%, to $144.1 million at December 31, 2016 from $140.5 million at September 30, 2016. Loans, net increased $4.2 million, or 3.6%, to $120.9 million while cash and due from banks decreased $413,000, or 14.8%, to $2.4 million. The Company had no foreclosed assets at December 31, 2016.

Our results of operations may be negatively impacted if we are unable to increase our net interest income and noninterest income relative to our noninterest expenses. Although we have focused on reducing the growth of our noninterest expenses, we do not believe that we can materially reduce such expenses in the current environment without impairing our customer service, competitiveness and our ability to maintain regulatory compliance. As a result, to improve our results of operations we have adopted a plan to grow our earnings base, especially the size of our loan portfolio, while reducing our noninterest expenses to the extent feasible. Although the capital raised in the nutual-to-stock conversion in 2014 supports this effort, the conversion has also increased expenses due to ongoing expenses related to being a public company. These additional expenses include costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion.

Based on the above and the growth achieved in 2015 and 2016, we anticipate increased net income if we continue to experience additional growth in our earnings base pursuant to our business plan. Assuming the successful implementation of our business plan, we expect that we will continue to be profitable. There can be no assurances, however, that we will successfully execute on our business plan and be able to continue to maintain profitability quarterly.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

Total assets increased $3.6 million, or 2.5% to $144.1 million at December 31, 2016 from $140.55 million at September 30, 2016. Net loans increased by $4.2 million and loans held for sale increased by $35,000, as total investment securities decreased by $227,000 and cash and cash equivalents decreased by $421,000.

Cash and cash equivalents decreased $421,000, or 13.3%, to $2.7 million at December 31, 2016.

Net loans, excluding loans held for sale, increased by $4.2 million, or 3.6%, to $120.9 million at December 31, 2016 from $116.7 million at September 30, 2016. The increase in net loans during the three months ended December 31, 2016 was primarily the result of a $2.6 million increase in multifamily real estate loans, a $1.2 million increase in one- to four-family residential mortgage loans, and a $352,000 increase in construction loans..

Loans held for sale increased $35,000, or 2.0%, to $1.8 million from $1.7 million at September 30, 2016. The increase in loans held for sale represents the timing of loan originations and loan sales.

Total investment securities decreased $226,000, or 6.5%, to $3.2 million at December 31, 2016. Securities available for sale decreased $69,000, while securities held to maturity decreased by $158,000.

Our investment in bank-owned life insurance increased $20,000 to $3.4 million during the three months ended December 31, 2016. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets remained at $0 at December 31, 2016.

Total deposits increased $1.6 million, or 1.4%, to $114.2 million at December 31, 2016 from $112.6 million at September 30, 2016. As part of our strategic plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. Demand deposits increased $856,000, or 2.5%, and money market and savings deposits increased $234,000, or 0.5%, while time deposits increased $503,000, during the three months ended December 31, 2016.

Advance payments by borrowers for taxes and insurance decreased $680,000, or 84.1%, as many of such balances were used to pay 2016 property taxes.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances increased by $3.0 million, or 24.6%, to $15.2 million at December 31, 2016. At December 31, 2016 and September 30, 2016, we had $659,000 and $1.3 million of overnight federal funds, respectively.

Other liabilities increased $311,000, or 25.3%, to $1.5 million on December 31, 2016.

Total equity increased $14,000, or 0.1%, to $12.4 million at December 31, 2016 from $12.4 million at September 30, 2016. The increase was primarily due to the $11,000 net income for the three months ended December 31, 2016. Total equity was also impacted by the recognition of earned ESOP of $7,000 and a $4,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the three months ended December 31, 2016 and 2015

General. We recorded net income of $11,000 for the three months ended December 31, 2016, compared to net income of $52,000 for the three months ended December 31, 2015. Operating results improved in net interest income and provision for loan loss, however, these improvements were more than offset by a decrease in noninterest income and an increase noninterest expense. Net interest income increased by $67,000 for the quarter ended December 31, 2016, compared to the quarter ended December 31, 2015. In addition, the provision for loan losses decreased by $5,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015, as credit quality continued to improve. Noninterest income decreased $34,000 and noninterest expense increased by $79,000 for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Net Interest Income. Net interest income increased $67,000, or 6.4%, to $1.1 million for the three months ended December 31, 2016 from $1.0 million for the three months ended December 31, 2015. The increase in net interest income resulted from an increase of $81,000 in interest and dividend income partially offset by an increase of $14,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $81,000, or 6.7%, to $1.3 million for the three months ended December 31, 2016 from $1.2 million for the three months ended December 31, 2015. The increase resulted from a $98,000 increase in interest income on loans partially offset by a $17,000 decrease in interest and dividend income on interest-bearing deposits and securities.

Interest income on loans increased $98,000, or 8.5%, to $1.2 million for the quarter ended December 31, 2016 from $1.2 million for the quarter ended December 31, 2015. This increase resulted from a $6.0 million increase in the average balance of loans to $119.2 million and a 10 basis point increase in the average yield on loans to 4.12% for the quarter ended December 31, 2016.

Interest income on interest-bearing deposits decreased $7,000, or 28.0%, to $18,000 for the three month period ended December 31, 2016 from $25,000 for the three month period ended December 31, 2015.

Interest and dividend income on investment securities decreased by $10,000 to $18,000 for the quarter ended December 31, 2016 from $28,000 for the quarter ended December 31, 2015. The decrease was due to a $2.1 million decrease in the average balance of investment securities to $3.4 million for the quarter ended December 31, 2016 and an 18 basis point decrease in the average yield on investment securities to 1.76%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $14,000, or 8.8%, to $173,000 for the quarter ended December 31, 2016 from $159,000 for the quarter ended December 31, 2015. The increase was due to a $12,000, or 14.1%, increase in the cost of interest-bearing deposits and a $2,000, or 2.7%, increase in the cost of borrowings. At December 31, 2016, our borrowings consisted of $15.2 million of Federal Home Loan Bank of Chicago advances and $659,000 of overnight federal funds.

The $12,000 increase in interest expense from interest-bearing deposits was largely the result of a $10,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $437,000 for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015, while the average cost of such deposits increased to 0.99% from 0.88% for the same periods, respectively.

The cost of borrowings increased $2,000, or 2.7%, to $76,000 for the quarter ended December 31, 2016 from $74,000 for the quarter ended December 31, 2015. The increase was due to a 0.28% increase in average borrowing rates to 2.35%, partially offset by a $1.4 million decrease in average borrowings.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended December 31, 2016, compared to a provision for loan losses of $5,000 for the three months ended December 31, 2015. The decrease in the provision for loan losses was primarily due to the payoff of a loan that previously had a specific reserve. The allowance for loan losses decreased $1,000 in the three months ended December 31, 2016 as net loan charge offs totaled $1,000.

Noninterest Income. Noninterest income decreased $32,000 to $147,000 for the three months ended December 31, 2016, compared to $179,000 for the three months ended December 31, 2015. The decrease for the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015 was primarily due to a $31,000 decrease in mortgage banking income, a $3,000 decrease in service fees to $70,000, partially offset by a $1,000 increase in the cash value of life insurance and a $1,000 increase in other income.

Noninterest Expense. Noninterest expense increased $81,000, or 6.9%, to $1.2 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The largest component increases were compensation which increased $39,000, or 6.8% to $613,000 from $574,000, data processing and office expense which increased $27,000, advertising and promotions expense which increased $18,000, professional expenses which increased $11,000, and other noninterest expense which increased $25,000. These increases and others were partially offset by decreases of $23,000 in foreclosed assets expense and $15,000 in examinations and assessments expense.

Income Tax Expense. We recorded no income tax benefit or expense for the three months ended December 31, 2016 and 2015 and maintain a valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2016, we had $15.2 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $23.3 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At December 31, 2016, we had $659,000 in federal funds purchased. We also had the ability to borrow an additional $1.1 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $5.6 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $4.2 million during the three months ended December 31, 2016.

Total deposits increased $1.6 million during the three months ended December 31, 2016. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At December 31, 2016, certificates of deposit scheduled to mature within one year totaled $14.6 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2016, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

As of December 31, 2016, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2016.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the Securities and Exchange Commission on December 28, 2015. As of December 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of December 31, 2016 and September 30, 2016, (ii) the Statements of Income for the three months ended December 31, 2016 and 2015, (iii) the Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (iv) the Statements of Stockholders’ Equity for the three months ended December 31, 2016 and 2015, (v) the Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: February 13, 2017	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: February 13, 2017	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer