Form 10-Q
period 2017-03-31
Home Bancorp Wisconsin, Inc.
filed 2017-05-15
CIK 1578505

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of May 14, 2017.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2017 and September 30, 2016

(Dollars in Thousands)

	(Unaudited)
	March 31, 2017	September 30, 2016
Assets
Cash and due from banks	$4,179	$2,788
Interest-bearing deposits	421	377
Cash and cash equivalents	4,600	3,165
Other interest-bearing deposits	5,517	5,327
Securities available for sale	996	1,119
Securities held to maturity (fair value of $2,101 and $2,411 for March 31, 2017 and September 30, 2016, respectively)	2,081	2,340
Loans held for sale	108	1,721
Loans, net of allowance for loan losses of $1,501 and $1,502 for March 31, 2017 and September 30, 2016, respectively	123,193	116,164
Premises and equipment, net	5,094	5,176
Cash value of life insurance	3,431	3,392
Federal Home Loan Bank stock	407	646
Other assets	829	942
TOTAL ASSETS	$146,256	$139,992

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$37,101	$34,590
Money market and savings deposits	47,892	45,354
Time deposits	36,267	32,614
Total deposits	121,260	112,558
Advance payments by borrowers for taxes and insurance	336	809
Federal funds purchased	—	1,330
Borrowed funds	12,032	12,223
Other liabilities	858	1,227
Total liabilities	134,486	128,147

Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at March 31, 2017 and September 30, 2016	$9	$9
Additional paid-in capital	7,405	7,403
Retained earnings	4,983	5,070
Unearned Employee Stock Ownership Plan (ESOP) shares	(626)	(640)
Accumulated other comprehensive income	(1)	3
Total stockholders’ equity	11,770	11,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,256	$139,992

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three and Six Months Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Interest and dividend income:
Loans, including fees	$1,252	$1,196	$2,501	$2,347
Interest-bearing deposits	18	25	36	50
Securities	19	24	37	52

Total interest and dividend income	1,289	1,245	2,574	2,449

Interest expense:
Deposits	99	87	196	172
Borrowed funds	78	75	154	149

Total interest expense	177	162	350	321

Net interest income	1,112	1,083	2,224	2,128
Provision for loan losses	—	5	—	10

Net interest income after provision for loan losses	1,112	1,078	2,224	2,118

Noninterest income:
Service fees	68	65	138	139
Mortgage banking income (loss)	(12)	48	(7)	84
Net gain on sale of securities	—	4	—	4
Increase in cash value of life insurance	19	18	39	37
Net gain on sale of premises and equipment	—	16	15	31
Rental income	24	24	48	48
Other	7	43	20	55

Total noninterest income	106	218	253	398

Noninterest expense:
Compensation and employee benefits	659	617	1,275	1,194
Occupancy and equipment	201	200	375	375
Data processing and office expense	249	234	500	458
Foreclosed assets, net	—	—	—	23
Advertising and promotions	38	32	82	58
Professional fees	65	75	151	152
Examinations and assessments	28	27	52	66
Other	58	65	129	111

Total noninterest expense	1,298	1,250	2,564	2,437

Income (loss) before income taxes	(80)	46	(87)	79
Provision for income taxes	—	—	—	—

Net income (loss)	$(80)	$46	$(87)	$79

Earnings per share:
Basic	(.10)	.06	(.10)	.09
Dilutive	(.10)	.06	(.10)	.09

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net income (loss)	$(80)	$46	$(87)	$79

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities during the year	(4)	14	(4)	(17)
Reclassification adjustment for gains realized in net income	—	(4)	—	(4)
Income tax effect	—	—	—	—

Net unrealized gain (loss) on securities	(4)	10	(4)	(21)

Other comprehensive income (loss), net of tax	(4)	10	(4)	(21)

Comprehensive income (loss)	$(84)	$56	$(91)	$58

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2015	$9	$7,407	$4,937	$(669)	$27	$11,711
Net income	—	—	79	—	—	79
Allocation of 1,439 Shares from ESOP	—	(2)	—	14	—	12
Other comprehensive income	—	—	—	—	(21)	(21)
Balance at March 31, 2016	$9	$7,405	$5,016	$(655)	$6	$11,781

Balance at October 1, 2016	$9	$7,403	$5,070	$(640)	$3	$11,845
Net income	—	—	(87)	—	—	(87)
Allocation of 1,439 Shares from ESOP	—	2	—	14	—	16
Other comprehensive loss	—	—	—	—	(4)	(4)
Balance at March 31, 2017	$9	$7,405	$4,983	$(626)	$(1)	$11,770

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Six Months Ended March 31,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(87)	$79
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	123	117
Net amortization of premiums and discounts	6	10
ESOP compensation expense	16	12
Provision for loan losses	—	10
Net (gain) loss on sale of securities	—	(4)
Gain on sale of premises and equipment	(15)	(31)
Net loss on foreclosed assets	—	23
Increase in cash surrender value	(39)	(37)
Changes in operating assets and liabilities:
Loans held for sale	1,613	(517)
Other assets	112	57
Other liabilities	(353)	(115)
Total adjustments	1,463	(475)
Net cash provided by (used in) operating activities	1,376	(396)
Cash flows from investing activities:
Net (increase) decrease in other interest-bearing deposits	(190)	1,807
Proceeds from sales of securities available for sale	—	473
Proceeds from maturities, prepayments, and calls of securities available for sale	115	228
Proceeds from maturities, prepayments, and calls of securities held to maturity	257	254
Proceeds from sales of Federal Home Loan Bank stock	239	—
Net increase in loans	(7,029)	(2,857)
Proceeds from sale of foreclosed assets	—	237
Capital expenditures	(41)	(134)
Net cash provided by (used in) investing activities	(6,649)	8
Cash flows from financing activities:
Net increase in deposits	8,702	4,417
Net decrease in advance payments by borrowers for taxes and insurance	(473)	(482)
Net decrease in federal funds purchased	(1,330)	(616)
Proceeds from borrowings	—	2,000
Repayments of borrowed funds	(191)	(3,641)
Net cash provided by financing activities	6,708	1,678
Net increase in cash and cash equivalents	1,435	1,290
Cash and cash equivalents at beginning	3,165	2,533
Cash and cash equivalents at end	$4,600	$3,823
Supplemental cash flow information:
Cash paid for interest	$341	$316
Noncash operating and investing activities:

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary Form 10-Q Notes to Condensed Consolidated Financial Statements (Unaudited) (Dollars in Thousands, except per share data)	Home Bancorp Wisconsin, Inc. and Subsidiary Notes to Financial Statements

Note 1	Basis of Financial Statement Presentation

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

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the financial condition of the Company as of March 31, 2017 and September 30, 2016, and the results of its operations and comprehensive income (loss) for the three and six months ended March 31, 2017 and 2016, and the statements of stockholders’ equity and cash flows for the six months ended March 31, 2017 and 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2016 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 23, 2016 as filed with the Securities and Exchange Commission, and considering the out-of-period adjustments described below.

Out-of-Period Adjustments

The financial statements presented for the three and six months ended March 31, 2016 include adjustments to correct errors that relate to improper recognition of various vendor expenses that were identified and corrected during the current quarter financial closing process and relate to fiscal years ended September 30, 2011, 2012, 2013, 2014, 2015, and 2016 and quarterly periods therein and the quarterly period ended December 31, 2016. Prior period filings have not been restated as the changes were deemed immaterial to the individual periods. These out-of-period adjustments for improper recognition of various vendor expenses are being treated as corrections to our prior period financial results and aggregate to approximately $528,000 as of December 31, 2016. These out-of-period adjustments are reflected as a decrease in net loans of $528,000, a decrease in retained earnings of $528,000, a decrease in service fees of $13,000, an increase in compensation and employee benefits expense of $114,000, and an increase in professional fees of $401,000. The out-of-period adjustments are reflected in the periods in which they apply on the comparative financial statements.

The effects on our unaudited condensed consolidated financial statements are as follows:

Unaudited Condensed Consolidated Balance Sheet

	September 30, 2016
	As Reported	Adjustment	Revised
Loans, net of allowance for loan losses	$116,674	$(510)	$116,164
Total assets	140,502	(510)	139,992
Retained earnings	5,580	(510)	5,070
Total stockholders’ equity	12,355	(510)	11,845
Total liabilities and stockholders’ equity	140,502	(510)	139,992

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended March 31, 2016
	As Reported	Adjustment		Revised
Service fees	$65	$	---	$65
Total noninterest income	218		---	218
Compensation and employee benefits	614		3	617
Professional fees	61		14	75
Total noninterest expense	1,233		17	1,250
Income before income taxes	63		(17)	46
Net income	63		(17)	46
Earnings per share basic	.08		(.02)	.06
Earnings per share dilutive	.08		(.02)	.06

Unaudited Condensed Consolidated Statement of Operations

	Six Months Ended March 31, 2016
	As Reported	Adjustment	Revised
Service fees	$138	$1	$139
Total noninterest income	397	1	398
Compensation and employee benefits	1,188	6	1,194
Professional fees	121	31	152
Total noninterest expense	2,400	37	2,437
Income before taxes	115	(36)	79
Net income	115	(36)	79
Earnings per share basic	.14	(.05)	.09
Earnings per share dilutive	.14	(.05)	.09

The results of operations for the three and six month periods ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the Annual Report on Form 10-K.

Note 2	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses (Topic 326).” ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of adopting ASU 2016-13 on its consolidated financial statements.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and six month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016

Net income (loss)	$(80)	$46	$(87)	$79
Basic potential common shares:
Weighted average shares outstanding	899,190	899,190	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(62,943)	(65,821)	(63,303)	(66,180)
Basic weighted average shares outstanding	836,247	833,369	835,887	833,010

Dilutive potential common shares	—	—	—	—

Dilutive weighted average shares outstanding	836,247	833,369	835,887	833,010

Basic earnings per share	$(.10)	$.06	$(.10)	$.09

Diluted earnings per share	$(.10)	$.06	$(.10)	$.09

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2017

Securities available for sale:
U.S. agency pass-through	$997	$2	$(3)	$996

Securities held to maturity:
U.S. agency pass-through	$2,081	$20	$—	$2,101

September 30, 2016

Securities available for sale:
U.S. agency pass-through	$1,116	$5	$2	$1,119

Securities held to maturity:
U.S. agency pass-through	$2,340	$71	$—	$2,411

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

The following table shows the fair value and gross unrealized losses of securities with unrealized losses at March 31, 2017 and September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2017:

Securities available for sale:

U.S. agency pass-through	$273	$—	$208	$3	$481	$3
Totals	$273	$—	$208	$3	$481	$3

September 30, 2016:

Securities available for sale:

U.S. agency pass-through	$234	$2	$—	$—	$234	$2
Totals	$234	$2	$—	$—	$234	$2

At March 31, 2017, three debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

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

The following table presents total loans by portfolio segment and class of loan as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016

Commercial:
Commercial business	$1,482	$1,138
Commercial real estate	20,908	20,845
Multifamily real estate	33,159	28,196
Construction	1,605	4,789
Residential real estate:
One- to four-family residential	57,753	53,145
Second mortgage	8,366	8,582
Consumer	1,718	1,748

Subtotals	124,991	118,443

Allowance for loan losses	(1,501)	(1,502)
Net deferred loan expenses	(108)	(91)
Undisbursed loan proceeds	(189)	(686)

Loans, net	$123,193	$116,164

Analysis of the allowance for loan losses for the three and six months ended March 31, 2017 and 2016 follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at December 31, 2015	$858	$597	$27	$1,482
Provision for loan losses	4	2	(1)	5
Loans charged off	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	1	1
Balance at March 31, 2016	$862	$599	$26	$1,487

Balance at December 31, 2016	$920	$566	$15	$1,501
Provision for loan losses	(18)	19	(1)	—
Loans charged off	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	1	1
Balance at March 31, 2017	$902	$585	$14	$1,501

Six Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	(68)	77	1	10
Loans charged off	—	—	(4)	(4)
Recoveries of loans previously charged off	—	—	3	3
Balance at March 31, 2016	$862	$599	$26	$1,487

Balance at September 30, 2016	$937	$550	$15	$1,502
Provision for loan losses	(35)	35	—	—
Loans charged off	—	—	(5)	(5)
Recoveries of loans previously charged off	—	—	4	4
Balance at March 31, 2017	$902	$585	$14	$1,501

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at March 31, 2017:
Individually evaluated for impairment	$264	$23	$—	$287
Collectively evaluated for impairment	638	562	14	1,214
Totals	$902	$585	$14	$1,501

Allowance for loan losses at September 30, 2016:
Individually evaluated for impairment	$342	$21	$—	$363
Collectively evaluated for impairment	595	529	15	1,139

Totals	$937	$550	$15	$1,502

Analysis of loans evaluated for impairment as of March 31, 2017 and September 30, 2016, follows:

	Commercial	Residential	Consumer	Totals

Loans at March 31, 2017:
Individually evaluated for impairment	$1,292	$783	$—	$2,075
Collectively evaluated for impairment	55,862	65,336	1,718	122,916

Totals	$57,154	$66,119	$1,718	$124,991

Loans at September 30, 2016:
Individually evaluated for impairment	$1,801	$653	$—	$2,454
Collectively evaluated for impairment	53,167	61,074	1,748	115,989

Totals	$54,968	$61,727	$1,748	$118,443

Information regarding impaired loans as of March 31, 2017, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Impaired loans with no related allowance for loan losses:
Commercial real estate	$100	$100	N/A	$107	$7
One-to four-family	615	615	N/A	608	23

Totals	715	715	N/A	715	30

Impaired loans with an allowance for loan losses:
Commercial business	202	202	172	204	3
Commercial real estate	946	946	88	955	29
Construction	44	44	4	59	1
One-to four-family	168	168	23	168	2

Totals	1,360	1,360	287	1,386	35

Grand totals	$2,075	$2,075	$287	$2,101	$65

Information regarding impaired loans as of September 30, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Impaired loans with no related allowance for loan losses:
Commercial real estate	$477	$4777	N/A	$504	$30
One-to four-family	485	4855	N/A	489	21

Totals	962	962	N/A	993	51

Impaired loans with an allowance for loan losses:
Commercial and industrial	285	285	247	287	9
Commercial real estate	964	964	91	980	60
Construction	75	75	4	76	4
One-to four-family	168	168	21	168	5

Totals	1,492	1,492	363	611	78

Grand totals	$2,454	$2,454	$363	$1,715	$129

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of March 31, 2017 and September 30, 2016, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

March 31, 2017

Commercial business	$1,272	$8	$202	$—	$1,482
Commercial real estate	19,862	— ---	1,046	—	20,908
Multifamily real estate	32,942	217	—	—	33,159
Construction	1,561	44	—	—	1,605

Totals	$55,637	$269	$1,248	$—	$57,154

September 30, 2016

Commercial business	$853	$—	$285	$—	$1,138
Commercial real estate	19,405	— ---	1,440	—	20.845
Multifamily real estate	27,877	219	—	—	28,196
Construction	4,714	75	—	—	4.789

Totals	$52,949	$294	$1,725	$—	$54,968

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of March 31, 2017 and September 30, 2016, follows:

	Performing	Non- performing		Totals

March 31, 2017

One- to four-family	$57,753	$	---	$57,753
Second mortgage	8,350		16	8,366
Consumer	1,699		19	1,718

Totals	$67,802		$35	$67,837

September 30, 2016

One- to four-family	$52,967		$178	$53,145
Second mortgage	9,566		16	8,582
Consumer	1,748		---	1,748

Totals	$63,281		$194	$63,475

Loan aging information as of March 31, 2017, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial business	$—	$56	$56
Commercial real estate	61	—	61
Construction	—	—	—
One- to four-family	145	75	220
Second mortgage	—	16	16
Consumer	7	20	27

Totals	$213	$167	$380

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial business	$56	$1,426	$1,482	$—	$56
Commercial real estate	61	20,847	20,908	—	—
Multifamily real estate	—	33,159	33,159	—	—
Construction	—	1,605	1,605	—	—
One- to four-family	220	57,533	57,753	75	—
Second mortgage	16	8,350	8,366	—	16
Consumer	27	1,691	1,718	—	20

Totals	$380	$124,611	$124,991	$75	$92

Loan aging information as of September 30, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$130	$130
One- to four-family	546	178	724
Home equity loans and lines of credit	45	16	61
Consumer	7	----	7

Totals	$598	$324	$922

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$130	$1,008	$1,138	$—	$130
Commercial real estate	—	20.845	20,845	—	—
Multifamily real estate	—	28,196	28,196	—	—
Construction	—	4,789	4,789	—	—
One- to four-family	724	52,421	53,145	—	178
Second mortgage	61	8,521	8,582	—	16
Consumer	7	1,741	1,748	—	—

Totals	$922	$117,521	$118,443	$—	$324

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the six months ended and as of March 31, 2017, there were two new troubled debt restructurings, $265 on two one-to-four family residential real estate loans that had balances totaling $247 pre-modification.

No troubled debt restructurings defaulted within 12 months of their modification date during the six months ended March 31, 2017 and no troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the six months ended March 31, 2017.

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

At March 31, 2017 and September 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2017 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2017 and September 30, 2016 are presented in the following tables. The capital amounts and ratios at September 30, 2016 have been adjusted to correct errors that relate to improper recognition of various vendor expenses that were identified and corrected during the current quarter financial closing process. See “Out-of-Period Adjustments” in Note 1 – Basis of Financial Statement Presentation.”

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

March 31, 2017

Total capital (to risk-weighted assets)	$11,982	12.2%	>	$7,872	>	8.0%	>	$9,840	>	10.0%
Tier I capital (to risk-weighted assets)	10,747	10.9%	>	5,904	>	6.0%	>	7,872	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	10,747	10.9%	>	4,428	>	4.5%	>	6,396	>	6.5%
Tier I capital (to average assets)	10,747	7.5%	>	5,758	>	4.0%	>	7,197	>	5.0%

September 30, 2016 (as revised)

Total capital (to risk-weighted assets)	$12,070	12.4%	>	$7,808	>	8.0%	>	$9,760	>	10.0%
Tier I capital (to risk-weighted assets)	10,847	11.1%	>	5,856	>	6.0%	>	7,808	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	10,847	11.1%	>	4,392	>	4.5%	>	6,344	>	6.5%
Tier I capital (to average assets)	10,847	7.8%	>	5,548	>	4.0%	>	6,935	>	5.0%

September 30, 2016 (as presented)

Total capital (to risk-weighted assets)	$12,587	12.8%	>	$7,849	>	8.0%	>	$9,811	>	10.0%
Tier I capital (to risk-weighted assets)	11,357	11.6%	>	5,887	>	6.0%	>	7,849	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,357	11.6%	>	4,415	>	4.5%	>	6,377	>	6.5%
Tier I capital (to average assets)	11,357	8.2%	>	5,568	>	4.0%	>	6,960	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

March 31, 2017	$11,982	8.3%	$8,637	6.0%
September 30, 2016 (as revised)	12,070	8.6%	8,400	6.0%
September 30, 2016 (as presented)	12,587	9.0%	8,430	6.0%

Note 7	Fair Value Measurements

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

Information regarding the fair value of assets measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets - Securities available for sale	$996	$—	$996	$—

September 30, 2016
Assets - Securities available for sale	$1,119	$—	$1,119	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of March 31, 2017 and September 30, 2016 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Loans	$1,073	$—	$—	$1,073
Totals	$1,073	$—	$—	$1,073

September 30, 2016
Loans	$1,129	$—	$—	$1,129
Totals	$1,129	$—	$—	$1,129

Loans with a carrying amount of $1,360 and $1,492 were considered impaired and were written down to their estimated fair value of $1,073 and 1,129 as of December 31, 2016 and September 30, 2016, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $287 and $363 during the six months ended March 31, 2017 and the year ended September 30, 2016, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At March 31, 2017 and September 30, 2016 the Company had no foreclosed assets.

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

The carrying value and estimated fair value of financial instruments at March 31, 2017 and September 30, 2016 follow:

	March 31, 2017
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$4,600	$4,600	$—	$—
Other interest-bearing deposits	5,517	—	—	5,446
Securities available for sale	996	—	996	—
Securities held to maturity	2,081	—	2,101	—
Loans held for sale	108	—	108	—
Loans	123,193	—	—	121,194
Accrued interest receivable	436	436	—	—
Cash value of life insurance	3,431	—	—	3,431
Federal Home Loan Bank stock	407	—	—	407

Financial liabilities:
Deposits	$121,260	$84,993	$—	$36,055
Advance payments by borrowers for taxes and insurance	336	336	—	—
Federal funds purchased	—	—	—	—
Borrowed funds	12,032	—	—	12,223
Accrued interest payable	70	70	—	—

	September 30, 2016
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,165	$3,165	$—	$—
Other interest-bearing deposits	5,327	—	—	5,369
Securities available for sale	1,119	—	1,119	—
Securities held to maturity	2,340	—	2,411	—
Loans held for sale	1,721	—	1,721	—
Loans	116,164	—	—	116,619
Accrued interest receivable	421	421	—	—
Cash value of life insurance	3,392	—	—	3,392
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$112,558	$79,944	$—	$32,933
Advance payments by borrowers for taxes and insurance	809	809	—	—
Federal funds purchased	1,330	1,330	—	—
Borrowed funds	12,223	—	—	12,626
Accrued interest payable	59	59	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the six months ended March 31, 2017, 1,438 shares, with an average fair value of $10.93 per share, were committed to be released resulting in ESOP compensation expense of $16 for the six months ended March 31, 2017. The ESOP shares as of March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017	September 30, 2016
Allocated shares	5,755	5,755
Shares committed to be released and allocated to participants	4,316	2,158
Total unallocated shares	61,864	64,022
Total ESOP shares	71,935	71,935

Note 9	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after March 31, 2017 but prior to the release of these financial statements.

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

We assessed our operating losses during fiscal 2008 through 2011, 2013, 2014 and 2015, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2013, 2014, 2015, and 2016, December 31, 2016, and March 31, 2017 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset at September 30, 2013, 2014, 2015 and 2016, December 31, 2016, and March 31, 2017. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Overview

We recorded a net loss of $80,000 for the three months ended March 31, 2017, compared to net income of $46,000 for the three months ended March 31, 2016. Operating results improved in net interest income and provision for loan loss, however, these improvements were more than offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased by $29,000 for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, primarily due to loan growth. In addition, the provision for loan losses decreased by $5,000 for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, as credit quality continued to improve. Noninterest income decreased $112,000 and noninterest expense increased by $48,000 for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Total assets increased $6.3 million, or 4.5% to $146.3 million at March 31, 2017 from $140.0 million at September 30, 2016. Net loans increased by $7.0 million. The Company had no foreclosed assets at March 31, 2017.

Total deposits increased $8.7 million, or 7.7%, to $121.3 million at March 31, 2017 from $112.6 million at September 30, 2016.

Based on the above and the growth achieved to date, we anticipate additional growth and net income pursuant to our business plan. There are no assurances, however, that we will successfully execute our business plan and be able to achieve profitable quarterly results.

Comparisons to prior periods reflect the effects of the out-of-period adjustments discussed in Note 1 to the Notes to the Financial Statements in Part I, Item 1.

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

Total assets increased $6.3 million, or 4.5% to $146.3 million at March 31, 2017 from $140.0 million at September 30, 2016. Net loans, excluding loans held for sale, increased by $7.0 million, cash and cash equivalents increased by $1.4 million, and other interest-bearing deposits increased by $190,000. Loans held for sale decreased by $1.6 million and total investment securities decreased by $382,000.

Cash and cash equivalents increased $1.4 million, or 45.3%, to $4.6 million at March 31, 2017.

Other interest-bearing deposits increased $190,000, or 3.6%, to $5.5 million at March 31, 2017.

Net loans, excluding loans held for sale, increased by $7.0 million, or 6.1%, to $123.2 million at March 31, 2017 from $116.2 million at September 30, 2016. The increase in net loans during the six months ended March 31, 2017 was primarily the result of a $5.0 million increase in multifamily real estate loans, a $4.6 million increase in one- to four-family residential mortgage loans, a $3.2 million decrease in construction loans, and a $344,000 increase in commercial business loans.

Loans held for sale decreased $1.6 million, or 93.7%, to $108,000 from $1.7 million at September 30, 2016. The decrease in loans held for sale reflects the timing of loan originations and loan sales.

Total investment securities decreased $382,000, or 11.0%, to $3.1 million at March 31, 2017. Securities available for sale decreased $123,000, while securities held to maturity decreased by $259,000.

Our investment in bank-owned life insurance increased $39,000 to $3.4 million during the six months ended March 31, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets remained at $0 at March 31, 2017.

Total deposits increased $8.7 million, or 7.7%, to $121.3 million at March 31, 2017 from $112.6 million at September 30, 2016. As part of our strategic plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. During the six months ended March 31, 2017, demand deposits increased $2.5 million, or 7.3%, and money market and savings deposits increased $2.5 million, or 5.6%, while time deposits increased $3.7 million, or 11.2%.

Advance payments by borrowers for taxes and insurance decreased $473,000, or 58.5%, as many of such balances were used to pay 2016 property taxes.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances decreased by $191,000, or 1.6%, to $12.0 million at March 31, 2017. At March 31, 2017 and September 30, 2016, we had $0 and $1.3 million of overnight federal funds, respectively.

Other liabilities decreased $369,000, or 30.1%, to $858,000 on March 31, 2017.

Total equity decreased $75,000, or 0.6%, to $11.8 million at March 31, 2017 from $11.8 million at September 30, 2016. The decrease was primarily due to the $87,000 net loss for the six months ended March 31, 2017. Total equity was also impacted by the recognition of earned ESOP of $16,000 and a $4,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the three months ended March 31, 2017 and 2016

General. We recorded a net loss of $80,000 for the three months ended March 31, 2017, compared to net income of $46,000 for the three months ended March 31, 2016. Operating results improved in net interest income and provision for loan loss, however, these improvements were more than offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased by $29,000 for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016. In addition, the provision for loan losses decreased by $5,000 for the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, as credit quality continued to improve. Noninterest income decreased $112,000 and noninterest expense increased by $48,000 for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016.

Net Interest Income. Net interest income increased $29,000, or 2.7%, to $1.1 million for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016. The increase in net interest income resulted from an increase of $44,000 in interest and dividend income partially offset by an increase of $15,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $44,000, or 3.5%, to $1.3 million for the three months ended March 31, 2017 from $1.2 million for the three months ended March 31, 2016. The increase resulted from a $56,000 increase in interest income on loans partially offset by a $7,000 decrease in interest and dividend income on interest-bearing deposits and a $5,000 decrease in interest and dividend income on securities.

Interest income on loans increased $56,000, or 4.7%, to $1.3 million for the quarter ended March 31, 2017 from $1.2 million for the quarter ended December 31, 2016. This increase resulted from an $8.2 million increase in the average balance of loans to $123.2 million and a 12 basis point increase in the average yield on loans to 4.24% for the quarter ended March 31, 2017.

Interest income on interest-bearing deposits decreased $7,000, or 28.0%, to $18,000 for the three month period ended March 31, 2017 from $25,000 for the three month period ended March 31, 2016.

Interest and dividend income on investment securities decreased by $5,000 to $19,000 for the quarter ended March 31, 2017 from $24,000 for the quarter ended March 31, 2016. The decrease was due to a $1.8 million decrease in the average balance of investment securities to $3.2 million for the quarter ended March 31, 2017 and an 84 basis point increase in the average yield on investment securities to 2.63%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $15,000, or 9.3%, to $177,000 for the quarter ended March 31, 2017 from $162,000 for the quarter ended March 31, 2016. The increase was due to a $12,000, or 13.8%, increase in the cost of interest-bearing deposits and a $3,000, or 4.0%, increase in the cost of borrowings. At March 31, 2017, our borrowings consisted of $12.0 million of Federal Home Loan Bank of Chicago advances.

The $12,000 increase in interest expense from interest-bearing deposits was largely the result of a $12,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $1.6 million for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, while the average cost of such deposits increased to 1.04% from 0.92% for the same periods, respectively.

The cost of borrowings increased $3,000, or 4.0%, to $78,000 for the quarter ended March 31, 2017 from $75,000 for the quarter ended March 31, 2016. The increase was due to a 0.18% increase in average borrowing rates to 2.21%, partially offset by a $347,000 decrease in average borrowings.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2017, compared to a provision for loan losses of $5,000 for the three months ended March 31, 2016. The decrease in the provision for loan losses was primarily due to the payoff of a loan that previously had a specific reserve. The allowance for loan losses remained unchanged in the three months ended March 31, 2017 as loan charge offs totaled $1,000 and loan recoveries totaled $1,000.

Noninterest Income. Noninterest income decreased $112,000 to $106,000 for the three months ended March 31, 2017, compared to $218,000 for the three months ended March 31, 2016. The decrease for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 was primarily due to a $60,000 decrease in mortgage banking income, a $4,000 decrease in gain on sale of securities, a $16,000 decrease in the gain on sale of premises and equipment, and a $36,000 decrease in other income, partially offset by a $3,000 increase in service fees to $68,000, and a $1,000 increase in the cash value of life insurance.

Noninterest Expense. Noninterest expense increased $48,000, or 3.8%, to $1.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The largest component increases were compensation which increased $42,000, or 6.8%, to $659,000 from $617,000, data processing and office expense which increased $15,000, advertising and promotions expense which increased $6,000. These increases and others were partially offset by decreases of $10,000 in professional fees and $7,000 in other noninterest expense.

Income Tax Expense. We recorded no income tax benefit or expense for the three months ended March 31, 2017 and 2016 and maintain a valuation allowance on our deferred tax asset.

Comparison of Results of Operations for the six months ended March 31, 2017 and 2016

General. We recorded a net loss of $87,000 for the six months ended March 31, 2017, compared to net income of $79,000 for the six months ended March 31, 2016. Operating results improved in net interest income and provision for loan loss, however, these improvements were more than offset by a decrease in noninterest income and an increase noninterest expense. Net interest income increased by $96,000 for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. In addition, the provision for loan losses decreased by $10,000 for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016, as credit quality continued to improve. Noninterest income decreased $145,000 and noninterest expense increased by $127,000 for the six months ended March 31, 2017, compared to the six months ended March 31, 2016.

Net Interest Income. Net interest income increased $96,000, or 4.5%, to $2.2 million for the six months ended March 31, 2017 from $2.1 million for the six months ended March 31, 2016. The increase in net interest income resulted from an increase of $125,000 in interest and dividend income partially offset by an increase of $29,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $125,000, or 5.1%, to $2.6 million for the six months ended March 31, 2017 from $2.4 million for the six months ended March 31, 2016. The increase resulted from a $154,000 increase in interest income on loans partially offset by a $14,000 decrease in interest and dividend income on interest-bearing deposits and a $15,000 decrease in interest and dividend income from securities.

Interest income on loans increased $154,000, or 6.6%, to $2.5 million for the six months ended March 31, 2017 from $2.3 million for the six months ended March 31, 2016. This increase resulted from an $8.3 million increase in the average balance of loans to $121.7 million and a 6 basis point increase in the average yield on loans to 4.18% for the six months ended March 31, 2017.

Interest income on interest-bearing deposits decreased $14,000, or 28.0%, to $36,000 for the six months ended March 31, 2017 from $50,000 for the six month period ended March 31, 2016.

Interest and dividend income on investment securities decreased by $15,000 to $37,000 for the six months ended March 31, 2017 from $52,000 for the six months ended March 31, 2016. The decrease was due to a $1.90 million decrease in the average balance of investment securities to $3.3 million for the six months ended March 31, 2017 and a 31 basis point increase in the average yield on investment securities to 2.37%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $29,000, or 9.0%, to $350,000 for the six months ended March 31, 2017 from $321,000 for the six months ended March 31, 2016. The increase was due to a $24,000, or 14.0%, increase in the cost of interest-bearing deposits and a $5,000, or 3.4%, increase in the cost of borrowings. At March 31, 2017, our borrowings consisted of $12.0 million of Federal Home Loan Bank of Chicago advances.

The $24,000 increase in interest expense from interest-bearing deposits was largely the result of a $27,000 increase in interest expense from certificates of deposit, which was partially offset by a $3,000 decrease in interest expense from other interest bearing deposits.. The average balance of certificates of deposit increased $990,000 for the six months ended March 31, 2017 compared to the six months ended March 31, 2016, while the average cost of such deposits increased to 1.01% from 0.88% for the same periods, respectively.

The cost of borrowings increased $5,000, or 3.4%, to $154,000 for the six months ended March 31, 2017 from $149,000 for the six months ended March 31, 2016. The increase was due to a 0.21% increase in average borrowing rates to 2.28%, partially offset by a $855,000 decrease in average borrowings.

Provision for Loan Losses. We recorded no provision for loan losses for the six months ended March 31, 2017, compared to a provision for loan losses of $10,000 for the six months ended March 31, 2016. The decrease in the provision for loan losses was primarily due to the payoff of a loan that previously had a specific reserve. The allowance for loan losses decreased $1,000 in the six months ended March 31, 2017 as net loan charge offs totaled $1,000.

Noninterest Income. Noninterest income decreased $145,000 to $253,000 for the six months ended March 31, 2017, compared to $397,000 for the six months ended March 31, 2016. The decrease for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 was primarily due to a $91,000 decrease in mortgage banking income, a $35,000 decrease in other income, a $4,000 decrease in gain on sale of securities, $16,000 decrease in the gain on sale of premises and equipment, a $1,000 decrease in service fees, and, partially offset by a $2,000 increase in the cash value of life insurance.

Noninterest Expense. Noninterest expense increased $127,000, or 5.2%, to $2.6 million for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. The largest component increases were; compensation which increased $81,000, or 6.8% to $1.3 million from $1.2 million, data processing and office expense which increased $42,000, advertising and promotions expense which increased $24,000, and other noninterest expense which increased $18,000. These increases and others were partially offset by decreases of $23,000 in foreclosed assets expense and $14,000 in examinations and assessments expense.

Income Tax Expense. We recorded no income tax benefit or expense for the six months ended March 31, 2017 and 2016 and maintain a valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At March 31, 2017, we had $12.0 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $25.1 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At March 31, 2017, we had $0 in federal funds purchased. We had the ability to borrow $2.7 million through Bankers Bank’s agent federal funds program. In addition, we have authority to borrow $5.8 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity in investment securities. Our loans, net of allowance for loan losses, increased $7.0 million during the six months ended March 31, 2017.

Total deposits increased $8.7 million during the six months ended March 31, 2017. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At March 31, 2017, certificates of deposit scheduled to mature within one year totaled $16.6 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2017, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2016.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the period covered by this report. Based upon their evaluation, and based on the material weakness in the Company’s internal control over financial reporting discussed below, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective for the purposes of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the period in which the Company was closing its books for the quarter ended March 31, 2017, the Company became aware of certain internal control deficiencies that the Company considered to be, in the aggregate, a material weakness. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In particular, the Company discovered that it had not recorded certain vendor expenses incurred over the last six years. These expenses, which amounted to approximately $22,000 per quarter, were inadvertently omitted from our previously reported financial results during the six year period that they were not recognized. The aggregate amount of the expenses, was approximately $528,000 on both a before and after tax basis as the Company has a full valuation allowance on deferred tax assets. Reclassifications and adjustments to certain financial statement items to correct for the non-recognition of these expenses are set forth in Note 1 to the Condensed Consolidated Financial Statements included under Item 1 of Part I of this Form 10-Q.

Upon investigation, the Company concluded that the failure to record the vendor expenses discussed above was caused by the lack of effective formalized procedures for ensuring that accounts used for the payment of certain vendors were reconciled on a consistent basis. To remediate the identified material weakness and to improve the effectiveness of the Company’s disclosure controls, the Company is implementing new procedures designed to ensure that all of the Company’s accounts used for payment of vendors are identified and periodically reconciled, and that additional reviews of such accounts are conducted. The Company’s management will monitor, evaluate and test the operating effectiveness of these controls on an ongoing basis.

Home Savings Bank

Part II — Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the Securities and Exchange Commission on December 28, 2016. As of March 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of March 31, 2017 and September 30, 2016, (ii) the Statements of Income for the three and six months ended March 31, 2017 and 2016, (iii) the Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2017 and 2016, (iv) the Statements of Stockholders’ Equity for the six months ended March 31, 2017 and 2016, (v) the Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: May 15, 2017	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: May 15, 2017	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer