Form 10-Q
period 2017-06-30
Home Bancorp Wisconsin, Inc.
filed 2017-08-14
CIK 1578505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 899,190 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding as of August 11, 2017.

Home Bancorp Wisconsin, Inc.

Form 10-Q

PART I FINANCIAL INFORMATION Item 1. Financial Statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2017 and September 30, 2016

(Dollars in Thousands)

	(Unaudited)
	June 30, 2017	September 30, 2016
Assets
Cash and due from banks	$2,792	$2,788
Interest-bearing deposits	556	377
Cash and cash equivalents	3,348	3,165
Other interest-bearing deposits	5,515	5,327
Securities available for sale	926	1,119
Securities held to maturity (fair value of $2,011 and $2,411 for June 30, 2017 and September 30, 2016, respectively)	1,982	2,340
Loans held for sale	1,223	1,721
Loans, net of allowance for loan losses of $1,445 and $1,502 for June 30, 2017 and September 30, 2016, respectively.	125,318	116,164
Premises and equipment, net	5,063	5,176
Cash value of life insurance	3,450	3,392
Federal Home Loan Bank stock	490	646
Other assets	873	942
TOTAL ASSETS	$148,188	$139,992

Liabilities and Stockholders’ Equity
Liabilities:
Demand deposits	$36,839	$34,590
Money market and savings deposits	47,104	45,354
Time deposits	36,024	32,614
Total deposits	119,967	112,558
Advance payments by borrowers for taxes and insurance	615	809
Federal funds purchased	918	1,330
Borrowed funds	13,861	12,223
Other liabilities	1,016	1,227
Total liabilities	136,377	128,147

Stockholders’ Equity:
Common stock $0.01 par value, 30,000,000 shares authorized; 899,190 shares issued and outstanding at June 30, 2017 and September 30, 2016	$9	$9
Additional paid-in capital	7,406	7,403
Retained earnings	5,018	5,070
Unearned Employee Stock Ownership Plan (ESOP) shares	(619)	(640)
Accumulated other comprehensive income (loss)	(3)	3
Total stockholders’ equity	11,811	11,845

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,188	$139,992

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

Three and Nine Months Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Interest and dividend income:
Loans, including fees	$1,272	$1,173	$3,773	$3,520
Interest-bearing deposits	22	-	58	50
Securities	18	24	55	76
Total interest and dividend income	1,312	1,197	3,886	3,646

Interest expense:
Deposits	111	90	307	262
Borrowed funds	68	74	222	223
Total interest expense	179	164	529	485

Net interest income	1,133	1,033	3,357	3,161
Provision for loan losses	—	5	—	15
Net interest income after provision for loan losses	1,133	1,028	3,357	3,146

Noninterest income:
Service fees	58	68	196	207
Mortgage banking income	15	84	8	168
Net gain on sale of securities	—	2	—	6
Increase in cash value of life insurance	19	18	58	55
Net gain on sale of premises and equipment	4	15	19	46
Rental income	24	24	72	72
Other	6	17	26	72
Total noninterest income	126	228	379	626

Noninterest expense:
Compensation and employee benefits	509	605	1,784	1,799
Occupancy and equipment	177	186	552	561
Data processing and office expense	244	246	744	704
Foreclosed assets, net	—	—	—	23
Advertising and promotions	51	33	133	91
Professional fees	156	93	307	245
Examinations and assessments	27	27	79	93
Other	60	66	189	177
Total noninterest expense	1,224	1,256	3,788	3,693

Income (loss) before income taxes	35	—	(52)	79
Provision for income taxes	—	—	—	—

Net income (loss)	$35	$—	$(52)	$79

Earnings per share:
Basic	.04	—	(.06)	.09
Dilutive	.04	—	(.06)	.09

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$35	$—	$(52)	$79

Other comprehensive income (loss), net of tax:
Unrealized loss on securities during the year	(2)	(3)	(6)	(20)
Reclassification adjustment for gains realized in net income	—	(2)	—	(6)
Income tax effect	—	—	—	—

Net unrealized gain (loss) on securities	(2)	(5)	(6)	(26)

Other comprehensive income (loss), net of tax	(2)	(5)	(6)	(26)

Comprehensive income (loss)	$33	$(5)	$(58)	$53

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at October 1, 2015	$9	$7,407	$4,937	$(669)	$27	$11,711
Net income	—	—	79	—	—	79
Allocation of 2,158 Shares from ESOP	—	(3)	—	22	—	19
Other comprehensive loss	—	—	—	—	(26)	(26)
Balance at June 30, 2016	$9	$7,404	$5,016	$(647)	$1	$11,783

Balance at October 1, 2016	$9	$7,403	$5,070	$(640)	$3	$11,845
Net loss	—	—	(52)	—	—	(52)
Allocation of 2,158 Shares from ESOP	—	3	—	21	—	24
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at June 30, 2017	$9	$7,406	$5,018	$(619)	$(3)	$11,811

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended June 30,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net income (loss)	$(52)	$79
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	183	178
Net amortization of premiums and discounts	10	15
ESOP compensation expense	24	19
Provision for loan losses	—	15
Net gain on sale of securities	—	(6)
Gain on sale of premises and equipment	(19)	(46)
Net loss on foreclosed assets	—	23
Increase in cash surrender value	(58)	(55)
Changes in operating assets and liabilities:
Loans held for sale	498	(50)
Other assets	69	(7)
Other liabilities	(192)	(107)
Total adjustments	515	(21)
Net cash provided by (used in) operating activities	463	58
Cash flows from investing activities:
Net (increase) decrease in other interest-bearing deposits	(188)	1,384
Proceeds from sales of securities available for sale	—	1,208
Proceeds from maturities, prepayments, and calls of securities available for sale	179	317
Proceeds from maturities, prepayments, and calls of securities held to maturity	356	389
Net decrease in Federal Home Loan Bank stock	156	—
Net increase in loans	(9,154)	(4,990)
Proceeds from sale of foreclosed assets	—	237
Capital expenditures	(70)	(193)
Net cash provided by (used in) investing activities	(8,721)	(1,648)
Cash flows from financing activities:
Net increase in deposits	7,409	5,359
Net decrease in advance payments by borrowers for taxes and insurance	(194)	(271)
Net decrease in federal funds purchased	(412)	279
Net proceeds from open line advances	2,925	4,000
Repayments of borrowed funds	(1,287)	(4,688)
Net cash provided by financing activities	8,441	4,679
Net increase in cash and cash equivalents	183	3,089
Cash and cash equivalents at beginning	3,165	2,533
Cash and cash equivalents at end	$3,348	$5,622
Supplemental cash flow information:
Cash paid for interest	$507	$481

The accompanying notes are an integral part of these financial statements

Home Bancorp Wisconsin, Inc. and Subsidiary Form 10-Q Notes to Condensed Consolidated Financial Statements (Unaudited) (Dollars in Thousands, except per share data)	Home Bancorp Wisconsin, Inc. and Subsidiary Notes to Financial Statements

Note 1	Basis of Financial Statement Presentation

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

In the opinion of management, the preceding unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the financial condition of the Company as of June 30, 2017 and September 30, 2016, and the results of its operations and comprehensive income (loss) for the three and nine months ended June 30, 2017 and 2016, and the statements of stockholders’ equity and cash flows for the nine months ended June 30, 2017 and 2016. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2016 included as part of Home Bancorp Wisconsin, Inc.’s 10-K dated December 23, 2016 as filed with the Securities and Exchange Commission, and consider the out-of-period adjustments described below.

Out-of-Period Adjustments

The financial statements presented for the three and nine months ended June 30, 2016 include adjustments to correct errors that relate to improper recognition of various vendor expenses that were identified and corrected during the March 31, 2017 quarter financial closing process and relate to fiscal years ended September 30, 2011, 2012, 2013, 2014, 2015, and 2016 and quarterly periods therein and the quarterly period ended December 31, 2016. Prior period filings have not been restated as the changes were deemed immaterial to the individual periods. These out-of-period adjustments for improper recognition of various vendor expenses are being treated as corrections to our prior period financial results and aggregate to approximately $528,000 as of December 31, 2016. These out-of-period adjustments are reflected as a decrease in net loans of $528,000, a decrease in retained earnings of $528,000, a decrease in service fees of $13,000, an increase in compensation and employee benefits expense of $114,000, and an increase in professional fees of $401,000. The out-of-period adjustments are reflected in the periods in which they apply on the comparative financial statements.

The effects on our unaudited condensed consolidated financial statements are as follows:

Unaudited Condensed Consolidated Balance Sheet

	September 30, 2016
	As Reported	Adjustment	Revised
Loans, net of allowance for loan losses	$116,674	$(510)	$116,164
Total assets	140,502	(510)	139,992
Retained earnings	5,580	(510)	5,070
Total stockholders’ equity	12,355	(510)	11,845
Total liabilities and stockholders’ equity	140,502	(510)	139,992

Unaudited Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2016
	As Reported	Adjustment	Revised
Service fees	$67	$1	$68
Total noninterest income	227	1	228
Compensation and employee benefits	601	4	605
Professional fees	76	17	93
Total noninterest expense	1,235	21	1,256
Income before income taxes	20	(20)	—
Net income	20	(20)	—
Earnings per share basic	.02	(.02)	—
Earnings per share dilutive	.02	(.02)	—

Unaudited Condensed Consolidated Statement of Operations

	Nine Months Ended June 30, 2016
	As Reported	Adjustment	Revised
Service fees	$205	$2	$207
Total noninterest income	624	2	626
Compensation and employee benefits	1,789	10	1,799
Professional fees	197	48	245
Total noninterest expense	3,635	58	3,693
Income before taxes	135	(56)	79
Net income	135	(56)	79
Earnings per share basic	.16	(.07)	.09
Earnings per share dilutive	.16	(.07)	.09

The financial statements presented for the three and nine months ended June 30, 2017 include adjustments to correct errors related to reporting of deferred loan origination costs for the periods ended September 30, 2016, 2015 and 2014. For the three and nine months ended June 30, 2017, the out-of- period adjustments decreased loss before income taxes and net loss by approximately $150,000. Because these errors, both individually and in the aggregate, were not material to any of the prior periods’ financial statements, and because the impact of correcting these errors in the fiscal 2017 period is not material to the financial statements presented, the Company recorded the correction of these errors in its fiscal 2017 financial statements as adjustments to compensation and benefits. Management has concluded that the impact of the misstatement of deferred loan origination costs was not material to the previously issued financial statements.

The results of operations for the three and nine month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto in the Annual Report on Form 10-K.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share for the three and nine month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Net income (loss)	$35	$—	$(52)	$79

Basic potential common shares:
Weighted average shares outstanding	899,190	899,190	899,190	899,190
Weighted average unallocated Employee Stock Ownership Plan shares	(62,134)	(65,101)	(62,943)	(65,820)
Basic weighted average shares outstanding	837,056	834,089	836,247	833,370
Dilutive potential common shares	—	—	—	—

Dilutive weighted average shares outstanding	837,056	834,089	836,247	833,370

Basic earnings per share	$.04	$—	$(.06)	$.09
Diluted earnings per share	$.04	$—	$(.06)	$.09

Note 4	Securities

The amortized cost and estimated fair value of securities with gross unrealized gains and losses are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2017
Securities available for sale:
U.S. agency pass-through	$929	$2	$(5)	$926

Securities held to maturity:
U.S. agency pass-through	$1,982	$29	$—	$2,011

September 30, 2016
Securities available for sale:
U.S. agency pass-through	$1,116	$5	$2	$1,119

Securities held to maturity:
U.S. agency pass-through	$2,340	$71	$—	$2,411

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in the estimated fair value.

The following table shows the fair value and gross unrealized losses of securities with unrealized losses at June 30, 2017 and September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2017:

Securities available for sale:

U.S. agency pass-through	$379	$2	$194	$3	$573	$5
Totals	$379	$2	$194	$3	$573	$5

September 30, 2016:

Securities available for sale:

U.S. agency pass-through	$234	$2	$—	$—	$234	$2
Totals	$234	$2	$—	$—	$234	$2

At June 30, 2017, four debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

At September 30, 2016, two debt securities had unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

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

The following table presents total loans by portfolio segment and class of loan as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016

Commercial:
Commercial business	$1,445	$1,138
Commercial real estate	20,069	20,845
Multifamily real estate	32,289	28,196
Construction	3,602	4,789
Residential real estate:
One- to four-family residential	61,015	53,145
Second mortgage	8,315	8,582
Consumer	1,531	1,748

Subtotals	128,266	118,443

Allowance for loan losses	(1,445)	(1,502)
Net deferred loan expenses	46	(91)
Undisbursed loan proceeds	(1,549)	(686)

Loans, net	$125,318	$116,164

Analysis of the allowance for loan losses for the three and nine months ended June 30, 2017 and 2016 follows:

Three Months Ended	Commercial	Residential	Consumer	Totals

Balance at March 31, 2016	$862	$599	$26	$1,487
Provision for loan losses	(3)	10	(2)	5
Loans charged off	—	—	(1)	(1)
Recoveries of loans previously charged off	—	—	1	1
Balance at June 30, 2016	$859	$609	$24	$1,492

Balance at March 31, 2017	$902	$585	$14	$1,501
Provision for loan losses	75	(80)	5	—
Loans charged off	(55)	—	(2)	(57)
Recoveries of loans previously charged off	—	—	1	1
Balance at June 30, 2017	$922	$505	$18	$1,445

Nine Months Ended	Commercial	Residential	Consumer	Totals

Balance at September 30, 2015	$930	$522	$26	$1,478
Provision for loan losses	(71)	87	1	15
Loans charged off	—	—	(5)	(5)
Recoveries of loans previously charged off	—	—	4	4
Balance at June 30, 2016	$859	$609	$24	$1,492

Balance at September 30, 2016	$937	$550	$15	$1,502
Provision for loan losses	40	(45)	5	—
Loans charged off	(55)	—	(7)	(62)
Recoveries of loans previously charged off	—	—	5	5
Balance at June 30, 2017	$922	$505	$18	$1,445

	Commercial	Residential	Consumer	Totals

Allowance for loan losses at June 30, 2017:
Individually evaluated for impairment	$205	$29	$2	$236
Collectively evaluated for impairment	717	476	14	1,209
Totals	$922	$505	$16	$1,445

Allowance for loan losses at September 30, 2016:
Individually evaluated for impairment	$342	$21	$—	$363
Collectively evaluated for impairment	595	529	15	1,139

Totals	$937	$550	$15	$1,502

 Analysis of loans evaluated for impairment as of June 30, 2017 and September 30, 2016, follows:

	Commercial	Residential	Consumer	Totals

Loans at June 30, 2017:
Individually evaluated for impairment	$1,192	$765	$2	$1,959
Collectively evaluated for impairment	56,213	68,565	1,529	126,307

Totals	$57,405	$69,330	$1,531	$128,266

Loans at September 30, 2016:
Individually evaluated for impairment	$1,801	$653	$—	$2,454
Collectively evaluated for impairment	53,167	61,074	1,748	115,989

Totals	$54,968	$61,727	$1,748	$118,443

Information regarding impaired loans as of June 30, 2017, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Impaired loans with no related allowance for loan losses:
Commercial real estate	$61	$61	N/A	$61	$1
Construction	42	42	N/A	43	2
One-to four-family	597	597	N/A	600	18

Totals	700	700	N/A	704	21

Impaired loans with an allowance for loan losses:
Commercial business	153	153	142	154	4
Commercial real estate	936	936	63	950	41
One-to four-family	168	168	29	168	4
Consumer	2	2	2	3	—

Totals	1,259	1,259	236	1,275	49

Grand totals	$1,959	$1,959	$236	$1,979	$70

Information regarding impaired loans as of September 30, 2016, follows:

	Recorded Investment	Principal Balance	Related Allowance	Average Investment	Interest Recognized

Impaired loans with no related allowance for loan losses:
Commercial real estate	$477	$4777	N/A	$504	$30
One-to four-family	485	4855	N/A	489	21

Totals	962	962	N/A	993	51

Impaired loans with an allowance for loan losses:
Commercial and industrial	285	285	247	287	9
Commercial real estate	964	964	91	980	60
Construction	75	75	4	76	4
One-to four-family	168	168	21	168	5

Totals	1,492	1,492	363	611	78

Grand totals	$2,454	$2,454	$363	$1,715	$129

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

Information regarding the credit quality indicators most closely monitored for commercial loans by class as of June 30, 2017 and September 30, 2016, follows:

	Pass	Special Mention/ Watch	Substandard	Doubtful	Totals

June 30, 2017
Commercial business	$1,292	$—	$153	$—	$1,445
Commercial real estate	18,937	136	996	—	20,069
Multifamily real estate	32,073	216	—	—	32,289
Construction	3,560	42	—	—	3,602

Totals	$55,862	$394	$1,149	$—	$57,405

September 30, 2016
Commercial business	$853	$—	$285	$—	$1,138
Commercial real estate	19,405	---	1,440	—	20.845
Multifamily real estate	27,877	219	—	—	28,196
Construction	4,714	75	—	—	4.789

Totals	$52,949	$294	$1,725	$—	$54,968

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class as of June 30, 2017 and September 30, 2016, follows:

	Performing	Non- performing	Totals

June 30, 2017
One- to four-family	$61,015	$—	$61,015
Second mortgage	8,315	—	8,315
Consumer	1,527	4	1,531

Totals	$70,857	$4	$70,861

September 30, 2016
One- to four-family	$52,967	$178	$53,145
Second mortgage	9,566	16	8,582
Consumer	1,748	—	1,748

Totals	$63,281	$194	$63,475

Loan aging information as of June 30, 2017, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial real estate	$136	$—	$136
One- to four-family	419	75	494
Second mortgage	25	—	25
Consumer	2	4	6

Totals	$582	$79	$661

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial business	$—	$1,445	$1,445	$—	$—
Commercial real estate	136	19,933	20,069	—	—
Multifamily real estate	—	32,289	32,289	—	—
Construction	—	3,602	3,602	—	—
One- to four-family	494	60,521	61,015	75	—
Second mortgage	25	8,290	8,315	—	—
Consumer	6	1,525	1,531	—	4

Totals	$582	$127,605	$128,266	$75	$4

Loan aging information as of September 30, 2016, follows:

	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due Loans

Commercial and industrial	$—	$130	$130
One- to four-family	546	178	724
Second mortgage	45	16	61
Consumer	7	----	7

Totals	$598	$324	$922

	Total Past Due Loans	Total Current Loans	Total Loans	Loans 90+ Days Past Due and Accruing Interest	Total Nonaccrual Loans

Commercial and industrial	$130	$1,008	$1,138	$—	$130
Commercial real estate	—	20.845	20,845	—	—
Multifamily real estate	—	28,196	28,196	—	—
Construction	—	4,789	4,789	—	—
One- to four-family	724	52,421	53,145	—	178
Second mortgage	61	8,521	8,582	—	16
Consumer	7	1,741	1,748	—	—

Totals	$922	$117,521	$118,443	$—	$324

When, for economic or legal reasons related to the borrower’s financial difficulties, the Company grants a concession to the borrower that the Company would not otherwise consider, the modified loan is classified as a troubled debt restructuring. Loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. During the nine months ended and as of June 30, 2017, there were two new troubled debt restructurings totaling $265 on two one-to-four family residential real estate loans that had balances totaling $247 pre-modification.

No troubled debt restructurings defaulted within 12 months of their modification date during the nine months ended June 30, 2017 and no troubled debt restructuring was past due more than 30 days within 12 months of its modification date during the nine months ended June 30, 2017.

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

In addition to the minimum common equity tier 1, tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional common equity tier 1 capital greater than 2.5% to risk weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.635% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At June 30, 2017 and September 30, 2016, the Bank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since June 30, 2017 that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2017 and September 30, 2016 are presented in the following tables. The capital amounts and ratios at September 30, 2016 have been adjusted to correct errors that relate to improper recognition of various vendor expenses that were identified and corrected during the current quarter financial closing process. See “Out-of-Period Adjustments” in Note 1 – Basis of Financial Statement Presentation.”

	Actual			For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio

June 30, 2017

Total capital (to risk-weighted assets)	$12,082	11.9%	>	$8,091	>	8.0%	>	$10,114	>	10.0%
Tier I capital (to risk-weighted assets)	10,818	10.7%	>	6,069	>	6.0%	>	8,091	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	10,818	10.7%	>	4,551	>	4.5%	>	6,574	>	6.5%
Tier I capital (to average assets)	10,818	7.4%	>	5,846	>	4.0%	>	7,307	>	5.0%

September 30, 2016 (as revised)

Total capital (to risk-weighted assets)	$12,070	12.4%	>	$7,808	>	8.0%	>	$9,760	>	10.0%
Tier I capital (to risk-weighted assets)	10,847	11.1%	>	5,856	>	6.0%	>	7,808	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	10,847	11.1%	>	4,392	>	4.5%	>	6,344	>	6.5%
Tier I capital (to average assets)	10,847	7.8%	>	5,548	>	4.0%	>	6,935	>	5.0%

September 30, 2016 (as presented)

Total capital (to risk-weighted assets)	$12,587	12.8%	>	$7,849	>	8.0%	>	$9,811	>	10.0%
Tier I capital (to risk-weighted assets)	11,357	11.6%	>	5,887	>	6.0%	>	7,849	>	8.0%
Common equity tier 1 capital (to risk-weighted assets)	11,357	11.6%	>	4,415	>	4.5%	>	6,377	>	6.5%
Tier I capital (to average assets)	11,357	8.2%	>	5,568	>	4.0%	>	6,960	>	5.0%

As a state-chartered savings bank, the Bank is required to maintain a minimum net worth ratio. The Bank’s actual and required net worth ratios are as follows:

	Actual Net Worth		Required Net Worth
	Amount	Ratio	Amount	Ratio

June 30, 2017	$12,082	8.2%	$8,891	6.0%
September 30, 2016 (as revised)	12,070	8.6%	8,400	6.0%
September 30, 2016 (as presented)	12,587	9.0%	8,430	6.0%

Note 7	Fair Value Measurements

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

Loans - Loans are not measured at fair value on a recurring basis. However, loans considered to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurement of an impaired loan that is collateral dependent is based on the fair value of the underlying collateral. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and, thus, are not fair value measurements. Fair value measurements of underlying collateral that utilize observable market data, such as independent appraisals reflecting recent comparable sales are considered Level 2 measurements. Other fair value measurements that incorporate estimated assumptions market participants would use to measure fair value are considered Level 3 measurements.

Information regarding the fair value of assets measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016 follows:

		Recurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets - Securities available for sale	$926	$—	$926	$—

September 30, 2016
Assets - Securities available for sale	$1,119	$—	$1,119	$—

Information regarding the fair value of assets measured at fair value on a nonrecurring basis as of June 30, 2017 and September 30, 2016 follows:

		Nonrecurring Fair Value Measurements Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Loans	$1,023	$—	$—	$1,023
Totals	$1,023	$—	$—	$1,023

September 30, 2016
Loans	$1,129	$—	$—	$1,129
Totals	$1,129	$—	$—	$1,129

Loans with a carrying amount of $1,259 and $1,492 were considered impaired and were written down to their estimated fair value of $1,023 and 1,129 as of June 30, 2017 and September 30, 2016, respectively. As a result, the Company recognized a specific valuation allowance against these impaired loans totaling $236 and $363 during the nine months ended June 30, 2017 and the year ended September 30, 2016, respectively. The loans were valued based on the value of the underlying collateral, adjusted for selling costs. The fair value of collateral is determined based on appraisals, broker price opinions, or automated valuation models. In some cases, adjustments were made to these values due to various factors including age of the appraisal, age of the comparable and other known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At June 30, 2017 and September 30, 2016 the Company had no foreclosed assets.

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

The carrying value and estimated fair value of financial instruments at June 30, 2017 and September 30, 2016 follow:

	June 30, 2017
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,348	$3,348	$—	$—
Other interest-bearing deposits	5,515	—	—	5,405
Securities available for sale	926	—	926	—
Securities held to maturity	1,982	—	2,011	—
Loans held for sale	1,223	—	1,223	—
Loans	125,318	—	—	122,812
Accrued interest receivable	430	430	—	—
Cash value of life insurance	3,450	—	—	3,450
Federal Home Loan Bank stock	490	—	—	490

Financial liabilities:
Deposits	$119,967	$83,943	$—	$35,450
Advance payments by borrowers for taxes and insurance	615	615	—	—
Federal funds purchased	918	918	—	—
Borrowed funds	13,861	—	—	14,033
Accrued interest payable	59	59	—	—

	September 30, 2016
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$3,165	$3,165	$—	$—
Other interest-bearing deposits	5,327	—	—	5,369
Securities available for sale	1,119	—	1,119	—
Securities held to maturity	2,340	—	2,411	—
Loans held for sale	1,721	—	1,721	—
Loans	116,164	—	—	116,619
Accrued interest receivable	421	421	—	—
Cash value of life insurance	3,392	—	—	3,392
Federal Home Loan Bank stock	646	—	—	646

Financial liabilities:
Deposits	$112,558	$79,944	$—	$32,933
Advance payments by borrowers for taxes and insurance	809	809	—	—
Federal funds purchased	1,330	1,330	—	—
Borrowed funds	12,223	—	—	12,626
Accrued interest payable	59	59	—	—

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

As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-shares (EPS) computations. During the nine months ended June 30, 2017, 2,158 shares, with an average fair value of $11.26 per share, were committed to be released resulting in ESOP compensation expense of $24 for the nine months ended June 30, 2017. The ESOP shares as of June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017	September 30, 2016
Allocated shares	5,755	5,755
Shares committed to be released and allocated to participants	4,316	2,158
Total unallocated shares	61,864	64,022
Total ESOP shares	71,935	71,935

Note 9	Subsequent Events

Management has reviewed operations for potential disclosure of information or financial statement impacts related to events occurring after June 30, 2017 but prior to the release of these financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover probable, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

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

Securities Valuation and Impairment. We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral. At June 30, 2017 and September 30, 2016, 100%, of our securities were issued by the U.S. government, U.S. government agencies or U.S. government-sponsored enterprises.

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

Income Taxes and Accounting for Valuation Allowance on Deferred Tax Asset. We determine deferred tax assets and liabilities using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates that will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. We assessed our operating losses during fiscal 2008 through June 30, 2017, estimated future operating results, tax planning strategies and the timing of reversals of temporary differences. At September 30, 2016, and again at June 30, 2017 we determined that it is more likely than not that the deferred tax asset may not be realized. Accordingly, a valuation allowance has been established for the entire amount of our deferred tax asset.. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.

Overview

We recorded net income of $35,000 for the three months ended June 30, 2017, compared to net income of $0 for the three months ended June 30, 2016. Operating results improved in net interest income, noninterest expense, and provision for loan loss, which were partially offset by a decrease in noninterest expense. Net interest income increased by $100,000 for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. In addition, noninterest expense decreased by $32,000, while the provision for loan losses decreased by $5,000 for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, as credit quality continued to improve. The decrease in noninterest expense was primarily due to a $150,000 compensation and employee benefits out-of-period adjustment related to the reporting of deferred loan origination costs. Noninterest income decreased by $102,000 for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

Total assets increased $8.2 million, or 5.9% to $148.2 million at June 30, 2017 from $140.0 million at September 30, 2016. Net loans increased by $9.2 million, or 7.9%, to $125.3 million. The Company had no foreclosed assets at June 30, 2017.

Total deposits increased $7.4 million, or 6.6%, to $120.0 million at June 30, 2017 from $112.6 million at September 30, 2016.

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

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

Total assets increased $8.2 million, or 5.9% to $148.2 million at June 30, 2017 from $140.0 million at September 30, 2016. Net loans, excluding loans held for sale, increased by $9.2 million, or 7.9%, cash and cash equivalents increased by $183,000, or 5.8%, and other interest-bearing deposits increased by $188,000, or 3.5%. Loans held for sale decreased by $498,000 and total investment securities decreased by $551,000.

Net loans, excluding loans held for sale, increased by $9.2 million, or 7.9%, to $125.3 million at June 30, 2017 from $116.2 million at September 30, 2016. The increase in net loans during the nine months ended June 30, 2017 was primarily the result of a $7.9 million increase in one- to four-family residential mortgage loans, a $4.1 million increase in multifamily real estate loans, and a $307,000 increase in commercial business loans, partially offset by a $1.2 million decrease in construction loans, and a $784,000 decrease in commercial real estate loans.

Loans held for sale decreased $498,000, or 28.9%, to $1.2 million from $1.7 million at September 30, 2016. The decrease in loans held for sale reflects the timing of loan originations and loan sales.

Total investment securities decreased $551,000, or 15.9%, to $2.9 million at June 30, 2017. Securities available for sale decreased $193,000, while securities held to maturity decreased by $358,000.

Our investment in bank-owned life insurance increased $58,000 to $3.5 million during the nine months ended June 30, 2017. We invest in bank-owned life insurance to provide us with a funding offset for our benefit plan obligations. Bank-owned life insurance also generally provides us noninterest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses.

Foreclosed assets remained at $0 at June 30, 2017 and September 30, 2017.

Total deposits increased $7.4 million, or 6.6%, to $120.0 million at June 30, 2017 from $112.6 million at September 30, 2016. As part of our strategic plan we continued our efforts to increase core deposits, which we consider to be all deposits except brokered deposits. During the nine months ended June 30, 2017, demand deposits increased $2.2 million, or 6.5%, and money market and savings deposits increased $1.8 million, or 3.9%, while time deposits increased $3.4 million, or 10.5%, of which brokered time deposits increased $2.4 million.

Advance payments by borrowers for taxes and insurance decreased $194,000, or 24.0%, as such funds were used to pay 2016 property taxes.

Our borrowings consist predominantly of Federal Home Loan Bank of Chicago advances. Federal Home Loan Bank advances increased by $1.6 million, or 13.4%, to $13.9 million at June 30, 2017. At June 30, 2017 and September 30, 2016, we had $918,000 and $1.3 million of overnight federal funds, respectively.

Other liabilities decreased $211,000, or 17.2%, to $1.0 million on June 30, 2017.

Total equity decreased $34,000, or 0.3%, to $11.8 million at June 30, 2017 from $11.8 million at September 30, 2016. The decrease was primarily due to the $52,000 net loss for the nine months ended June 30, 2017. Total equity was also impacted by the recognition of earned ESOP of $24,000 and a $6,000 decrease in accumulated other comprehensive income.

Comparison of Results of Operations for the three months ended June 30, 2017 and 2016

General. We recorded net income of $35,000 for the three months ended June 30, 2017, compared to net income of $0 for the three months ended June 30, 2016. Operating results improved in net interest income, noninterest expense, and provision for loan loss, which were partially offset by a decrease in noninterest expense. Net interest income increased by $100,000 for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016. In addition, noninterest expense decreased by $32,000, while the provision for loan losses decreased by $5,000 for the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, as credit quality continued to improve. Noninterest income decreased by $102,000 for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

Net Interest Income. Net interest income increased $100,000, or 9.7%, to $1.1 million for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016. The increase in net interest income resulted from an increase of $115,000 in interest and dividend income partially offset by an increase of $15,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $115,000, or 9.7%, to $1.1 million for the three months ended June 30, 2017 from $1.0 million for the three months ended June 30, 2016. The increase resulted from a $99,000 increase in interest income on loans and a $22,000 increase in dividend income on interest-bearing deposits, partially offset by a $6,000 decrease in interest and dividend income on securities.

Interest income on loans increased $99,000, or 8.4%, to $1.3 million for the quarter ended June 30, 2017 from $1.2 million for the quarter ended June 30, 2016. This increase resulted from a $9.6 million increase in the average balance of loans to $125.5 million and a 1 basis point increase in the average yield on loans to 4.07% for the quarter ended June 30, 2017.

Interest income on interest-bearing deposits increased $22,000 for the three month period ended June 30, 2017 from $0 for the three month period ended June 30, 2016.

Interest and dividend income on investment securities decreased by $6,000 to $18,000 for the quarter ended June 30, 2017 from $24,000 for the quarter ended June 30, 2016. The decrease was due to a $1.7 million decrease in the average balance of investment securities to $3.4 million for the quarter ended June 30, 2017, partially offset by a 24 basis point increase in the average yield on investment securities to 2.11%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $15,000, or 9.2%, to $179,000 for the quarter ended June 30, 2017 from $164,000 for the quarter ended June 30, 2016. The increase was due to a $21,000, or 23.3%, increase in the cost of interest-bearing deposits, partially offset by a $6,000, or 8.1%, decrease in the cost of borrowings. At June 30, 2017, our borrowings consisted of $13.9 million of Federal Home Loan Bank of Chicago advances.

The $21,000 increase in interest expense from interest-bearing deposits was largely the result of a $17,000 increase in interest expense from certificates of deposit. The average balance of certificates of deposit increased $3.7 million for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016, while the average cost of such deposits increased to 1.05% from 0.96% for the same periods, respectively.

The cost of borrowings decreased $6,000, or 8.1%, to $68,000 for the quarter ended June 30, 2017 from $74,000 for the quarter ended June 30, 2016. The decrease was due to a 0.08% decrease in average borrowing rates to 2.21%, and a $589,000 decrease in the average balance of borrowings.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2017, compared to a provision for loan losses of $5,000 for the three months ended June 30, 2016. The decrease in the provision for loan losses was primarily due to the payoff of loan that previously had a specific reserve. The allowance for loan losses decreased $56,000 in the three months ended June 30, 2017 as loan charge offs totaled $57,000 and loan recoveries totaled $1,000.

Noninterest Income. Noninterest income decreased $102,000, or 44.7%, to $126,000 for the three months ended June 30, 2017, compared to $228,000 for the three months ended June 30, 2016. The decrease for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 was due to a $69,000 decrease in mortgage banking income, an $11,000 decrease in the net gain on sale of premises and equipment, a $10,000 decrease in service fees, and an $11,000 decrease in other noninterest income.

Noninterest Expense. Noninterest expense decreased $32,000, or 2.5%, to $1.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The largest component decrease was compensation and employee benefits which decreased $96,000, or 15.9%. The decrease in compensation and employee benefits was primarily due to a $150,000 out-of-period adjustment related to the reporting of deferred loan origination costs. Additional decreases in noninterest expense included a decrease in occupancy and equipment expense of $$9,000, or 4.8%, a decrease in data processing and office expense of $2,000, or 0.8%, and a decrease in other noninterest expense of $6,000, or 2.5%. These decreases in noninterest expense were partially offset by increases in professional fees which increased $63,000, or 67.7%, to $156,000 from $93,000, other expense which increased $31,000, advertising and promotions expense which increased $18,000.

Income Tax Expense. We recorded no income tax benefit or expense for the three months ended June 30, 2017 and 2016 and continue to maintain a valuation allowance on our deferred tax asset.

Comparison of Results of Operations for the nine months ended June 30, 2017 and 2016

General. We recorded a net loss of $52,000 for the nine months ended June 30, 2017, compared to net income of $79,000 for the nine months ended June 30, 2016. Operating results improved in net interest income and provision for loan loss. However, these improvements were more than offset by a decrease in noninterest income and an increase noninterest expense. Net interest income increased by $196,000, or 6.2%, to $3.4 million for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016. In addition, the provision for loan losses decreased by $15,000 for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016, as credit quality continued to improve. Noninterest income decreased $247,000 and noninterest expense increased by $95,000 for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016.

Net Interest Income. Net interest income increased $196,000, or 6.2%, to $3.4 million for the nine months ended June 30, 2017 from $3.2 million for the nine months ended June 30, 2016. The increase in net interest income resulted from an increase of $240,000 in interest and dividend income partially offset by an increase of $44,000 in interest expense.

Interest and Dividend Income. Interest and dividend income increased $240,000, or 6.6%, to $3.9 million for the nine months ended June 30, 2017 from $3.6 million for the nine months ended June 30, 2016. The increase resulted from a $253,000 increase in interest income on loans and an $8,000 increase in interest and dividend income on interest-bearing deposits, which were partially offset by and a $21,000 decrease in interest and dividend income from securities.

Interest income on loans increased $253,000, or 7.2%, to $3.8 million for the nine months ended June 30, 2017 from $3.5 million for the nine months ended June 30, 2016. This increase resulted from an $8.1 million increase in the average balance of loans to $123.0 million and a 4 basis point increase in the average yield on loans to 4.14% for the nine months ended June 30, 2017.

Interest income on interest-bearing deposits decreased $8,000, or 16.0%, to $58,000 for the nine months ended June 30, 2017 from $50,000 for the nine month period ended June 30, 2016.

Interest and dividend income on investment securities decreased by $21,000 to $55,000 for the nine months ended June 30, 2017 from $76,000 for the nine months ended June 30, 2016. The decrease was due to a $1.8 million decrease in the average balance of investment securities to $3.7 million for the nine months ended June 30, 2017, partially offset by a 25 basis point increase in the average yield on investment securities to 2.16%.

Interest Expense. Interest expense, consisting of interest-bearing deposits and borrowings, increased $44,000, or 9.1%, to $529,000 for the nine months ended June 30, 2017 from $485,000 for the nine months ended June 30, 2016. The increase was due to a $45,000, or 17.2%, increase in the cost of interest-bearing deposits, partially offset by a $1,000, or 0.4%, decrease in the cost of borrowings. At June 30, 2017, our borrowings consisted of $13.9 million of Federal Home Loan Bank of Chicago advances.

The $45,000 increase in interest expense from interest-bearing deposits was largely the result of a $43,000 increase in interest expense from certificates of deposit and a $2,000 increase in interest expense from other interest bearing deposits. The average balance of certificates of deposit increased $1.9 million for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016, while the average cost of such deposits increased to 1.03% from 0.93% for the same periods, respectively.

The cost of borrowings decreased $1,000, or 0.4%, to $222,000 for the nine months ended June 30, 2017 from $223,000 for the nine months ended June 30, 2016. The decrease was due to a $766,000 decrease in average borrowings, partially offset by a 0.12% increase in average borrowing rates to 2.28%.

Provision for Loan Losses. We recorded no provision for loan losses for the nine months ended June 30, 2017, compared to a provision for loan losses of $15,000 for the nine months ended June 30, 2016. The decrease in the provision for loan losses was primarily due to the payoff of a loan that previously had a specific reserve. The allowance for loan losses decreased $57,000 in the nine months ended June 30, 2017 as loan charge offs totaled $58,000 and loan recoveries totaled $1,000.

Noninterest Income. Noninterest income decreased $247,000 to $126,000 for the nine months ended June 30, 2017, compared to $626,000 for the nine months ended June 30, 2016. The decrease for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 was primarily due to a $160,000 decrease in mortgage banking income, a $6,000 decrease in gain on sale of securities, a $27,000 decrease in the gain on sale of premises and equipment, a $46,000 decrease in other noninterest income, and an $11,000 decrease in service fees, partially offset by a $3,000 increase in the cash value of life insurance.

Noninterest Expense. Noninterest expense increased $95,000, or 2.6%, to $3.8 million for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. The largest component increases were; professional fees expense which increased $62,000, data processing and office expense which increased $40,000, advertising and promotions expense which increased $42,000, and other noninterest expense which increased $49,000. These increases and others were partially offset by decreases of $15,000 in compensation and employee benefits expense, $23,000 in foreclosed assets expense, $9,000 in occupancy and equipment expense, and $14,000 in examinations and assessments expense. The $15,000 decrease in compensation and employee benefits was primarily due to a $150,000 out-of-period adjustment related to the reporting of deferred loan origination costs. Excluding the $150,000 out-of-period adjustment, compensation and employee benefits expense would have increased by $135,000.

Income Tax Expense. We recorded no income tax benefit or expense for the nine months ended June 30, 2017 and 2016 and continue to maintain a valuation allowance on our deferred tax asset.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. In addition, we have the ability to borrow from the Federal Home Loan Bank of Chicago. At June 30, 2017, we had $13.9 million in borrowings from the Federal Home Loan Bank of Chicago. At that same date, we had the capacity to borrow an additional $24.1 million from the Federal Home Loan Bank of Chicago, subject to our pledging sufficient assets. At June 30, 2017, we had $918,000 in federal funds purchased through Bankers Bank’s agent federal funds program and had the ability to borrow an additional $2.8 million through the same program. In addition, we have authority to borrow $5.7 million from the Federal Reserve’s “discount window,” but Federal Reserve policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

Our primary investing activity is the origination of loans. We have also purchased investment securities in executing our business strategy to invest some of our excess liquidity. Our loans, net of allowance for loan losses, increased $9.2 million during the nine months ended June 30, 2017.

Total deposits increased $7.4 million during the nine months ended June 30, 2017. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. At June 30, 2017, certificates of deposit scheduled to mature within one year totaled $19.4 million. Our ability to retain these deposits will be determined in part by the interest rates we are willing to pay on such deposits. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2017, the Bank’s capital levels exceeded the levels required to be considered “well capitalized” under federal regulations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, there were no material changes in interest rate risk from the analysis disclosed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 28, 2016.

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

During the quarter ended June 30, 2017, the Company discovered that it had been correctly amortizing the deferred costs of originating commercial loans, but it not been capitalizing the cost. The cost to originate a commercial loan is $600 per loan plus out of pocket costs paid by the bank. Total commercial loan deferred costs had accumulated to $150,000. The Company recognized the $150,000 as a reduction in compensation and employee benefits expense in the quarter ended June 30, 2017.

Upon investigation, the Company concluded that the failure to record the vendor expenses and capitalization of deferred commercial loan costs discussed above was caused by the lack of effective formalized procedures for ensuring that accounts used for the payment of certain vendors and the recording of deferred loan costs were reconciled on a consistent basis. To remediate the identified material weakness and to improve the effectiveness of the Company’s disclosure controls, the Company is implementing new procedures designed to ensure that all of the Company’s accounts used for payment of vendors are identified and periodically reconciled, and that additional reviews of such accounts are conducted. In addition, the Company will capitalize deferred commercial loan costs on a per loan basis at time of loan closing and periodically reconcile and review deferred loan fee and deferred loan expense accounts. The Company’s management will monitor, evaluate and test the operating effectiveness of these controls on an ongoing basis.

Home Savings Bank

Part II — Other Information

Item 1.	Legal Proceedings

The Bank and Company are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 as filed with the Securities and Exchange Commission on December 28, 2016. As of June 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets as of June 30, 2017 and September 30, 2016, (ii) the Statements of Income for the three and nine months ended June 30, 2017 and 2016, (iii) the Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2017 and 2016, (iv) the Statements of Stockholders’ Equity for the nine months ended June 30, 2017 and 2016, (v) the Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (vi) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCORP WISCONSIN, INC.

Date: August 11, 2017	/s/ James R. Bradley
James R. Bradley
President and Chief Executive Officer

Date: August 11, 2017	/s/ Mark A. Fritz
Mark A. Fritz
Senior Vice President and Chief Financial Officer